Form 10-Q
period 1995-06-30
ROCHESTER TELEPHONE CORP /NEW/
filed 1995-08-14
CIK 936105

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________ to __________

            Commission file number  _____________




                  ROCHESTER TELEPHONE CORP.
   (Exact name of registrant as specified in its charter)

        New York                            16-1469713
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification No.)

180 South Clinton Avenue,                   14646-0700
Rochester,  NY                              (Zip Code)
(Address of principal
executive offices)


                       (716) 777-1000
    (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

No Par, No Stated Value Common Stock:   One share outstanding
as of July 1, 1995

The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  ROCHESTER TELEPHONE CORP.



Part I - Financial Information

Item 1. - Financial Statements

                Presented on the following pages are the financial statements of Rochester Telephone Corp. (the "Company"). In the opinion of management, the enclosed financial statements and accompanying notes to the financial statements reflect all adjustments necessary for a fair presentation of the financial statements for the interim periods included herein. There have been no adjustments made in the interim financial statements which are not of a normal recurring nature.

          The Company received its net assets on January 1, 1995 from its parent company, Frontier Corporation. The Company's comparative financial statements presented herein represent the carve out of the Company's results from operations and net assets from the historical financial statements of Frontier Corporation. The historical financial statements of the Company were included in the consolidated financial statements of Frontier Corporation.

ROCHESTER  TELEPHONE  CORP.
STATEMENT OF INCOME
(Unaudited)
                                 3 Months Ended        6 Months Ended June 30,
-----------------------------------------------------------------------------
In thousands of dollars           1995     1994            1995          1994
--------------------------------------------------------------------------------

Total revenues                  $78,846   $77,271        $156,498      $154,574
--------------------------------------------------------------------------------
Costs and expenses
Operating expenses               35,555    40,198          71,031        79,138
Depreciation and amortization    13,634    14,020          27,615        28,045
Taxes other than income taxes     6,731     7,311          13,265        14,225
--------------------------------------------------------------------------------
    Total costs and expenses     55,920    61,529         111,911       121,408
--------------------------------------------------------------------------------
Operating income                 22,926    15,742          44,587        33,166
Interest expense                  2,126     3,111           4,186         6,157
Other income and expense:
    Allowance for funds used
        during construction         201       273             523           536
    Other income (expense), net    (588)   (1,700)         (1,263)       (2,858)
--------------------------------------------------------------------------------
Income before taxes and
    cumulative effect of change
    in accounting principle       20,413   11,204          39,661       24,687
Income taxes                       7,778    1,549          15,156        7,001
--------------------------------------------------------------------------------
Income before cumulative effect
    of change in accounting
    principle                     12,635    9,655          24,505       17,686
Cumulative effect of change in
    accounting principle for
    postemployment benefits,
    net of tax                         0        0               0       (6,729)
--------------------------------------------------------------------------------
Net income                       $12,635   $9,655         $24,505      $10,957
================================================================================
See accompanying Notes to Financial Statements


ROCHESTER  TELEPHONE  CORP.
BALANCE SHEET
(Unaudited)
                                         June 30,           December 31,
--------------------------------------------------------------------------
In thousands of dollars                    1995                 1994
--------------------------------------------------------------------------
                                        (Unaudited)
ASSETS
Current Assets
Cash and cash equivalents                  $8,679                      $0
Accounts receivable                        56,474                  53,608
Material and supplies                       3,016                   3,623
Prepaid Directory                           5,711                  10,767
Other Prepayments                           1,499                   1,805
--------------------------------------------------------------------------
    Total Current Assets                   75,379                  69,803
--------------------------------------------------------------------------
Property, Plant and Equipment
Telephone plant in service                840,442                 844,654
Telephone plant under construction         17,016                  21,228
--------------------------------------------------------------------------
                                          857,458                 865,882
Less - Accumulated depreciation           405,800                 400,135
--------------------------------------------------------------------------
    Net Telephone Plant                   451,658                 465,747
--------------------------------------------------------------------------
Deferred and Other Assets                  35,182                  33,331
--------------------------------------------------------------------------
    Total Assets                         $562,219                $568,881
--------------------------------------------------------------------------
LIABILITIES AND SHAREOWNER'S EQUITY
Current Liabilities
Accounts payable                          $32,912                 $29,995
Advance from affiliate                      7,351                       0
Advance billings                            6,024                   7,597
Taxes accrued                               8,408                   4,970
Interest accrued                              784                   2,748
--------------------------------------------------------------------------
    Total Current Liabilities              55,479                  45,310
--------------------------------------------------------------------------
Long-Term Debt                            100,000                 120,000
--------------------------------------------------------------------------
Deferred Income Taxes                      74,336                  75,384
--------------------------------------------------------------------------
Postretirement Benefits Obligation         20,547                  15,597
--------------------------------------------------------------------------
Other Long-Term Liabilities                19,856                  20,492
--------------------------------------------------------------------------
Shareowner's Equity                       292,001                 292,098
--------------------------------------------------------------------------
    Total Liabilities and
    Shareowner's Equity                  $562,219                $568,881
==========================================================================
See accompanying Notes to Financial Statements

ROCHESTER  TELEPHONE  CORP.
STATEMENT OF SHAREOWNER'S EQUITY
Unaudited)


                                                June 30,      December 31,
--------------------------------------------------------------------------
In thousands of dollars                           1995             1994
--------------------------------------------------------------------------
COMMON STOCK
1,000 shares authorized, no par value
  (1 share issued and outstanding)
Balance, January 1                              $292,098         $315,582
Equity Adjustment on Assets transferred
        1/1/95                                   (24,602)               0
                                                -------------------------
Adjusted Balance, January 1                     $267,496         $315,582


RETAINED EARNINGS
Net Income                                        24,505           28,317
Common Stock Dividends in Cash                         0          (51,801)
-------------------------------------------------------------------------

   TOTAL SHAREOWNER'S EQUITY                    $292,001         $292,098
=========================================================================

See accompanying Notes to Financial Statements

ROCHESTER  TELEPHONE  CORP.
STATEMENT OF CASH FLOWS
(Unaudited)
                                           6 Months Ended      June 30,
------------------------------------------------------------------------
In thousands of dollars                        1995              1994
------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income                                    $24,505           $10,957
------------------------------------------------------------------------
Adjustments to Reconcile Net Income to
  Net Cash

  Provided by Operating Activities:
     Depreciation and amortization             28,283            28,045
     Cumulative effect of change in
        accounting principle                        0            10,352
     Changes in operating assets and
        liabilities:
        (Increase) in accounts receivable      (2,866)             (342)
        Decrease (increase) in material
            and supplies                          607            (1,004)
        Decrease in prepaid directory           5,056             4,387
        Decrease in other prepayments             306               280
        (Increase) decrease in deferred
            and other assets                   (3,992)              179
        Increase in accounts payable            2,917             2,278
        (Decrease) in advance billings         (1,573)           (1,052)
        Increase (decrease) in accrued
            interest & taxes                    1,474               (52)
        Increase in postretirement
            benefits obligation                 4,950             4,342
        Increase (decrease) in deferred
            income taxes                          915            (5,844)
        (Decrease) increase in other
            long term liabilities                (636)            1,035
------------------------------------------------------------------------
        Total Adjustments                      35,441            42,604
------------------------------------------------------------------------
    Net Cash Provided by Operating
        Activities                             59,946            53,561
------------------------------------------------------------------------
Cash Flows from Investing Activities

Expenditures for property, plant and
    equipment                                 (13,592)          (14,363)
------------------------------------------------------------------------
    Net Cash Used in Investing Activities     (13,592)          (14,363)
------------------------------------------------------------------------
Cash Flows from Financing Activities
Repayments of long-term debt                  (60,000)           (5,000)
Proceeds of long-term debt                     39,576                 0
Advances from affiliate                         7,351                 0
Dividends paid                                      0           (34,198)
Equity adjustment on assets
   transferred 1/1/95                         (24,602)                0
------------------------------------------------------------------------
   Net Cash Used in Financing Activities      (37,675)          (39,198)
------------------------------------------------------------------------
   Net Increase (Decrease) in Cash & Cash
       Equivalents                              8,679                 0
------------------------------------------------------------------------
Cash and cash equivalents at beginning of
   period                                           0                 0
------------------------------------------------------------------------
Cash and Cash Equivalents at End
   of Period                                   $8,679                $0
========================================================================
See accompanying Notes to Financial Statements

                 ROCHESTER TELEPHONE CORP.

               Notes to Financial Statements
                        (Unaudited)


Note 1:     Basis of Accounting

      The accounting policies of Rochester Telephone Corp. (the "Company"), a wholly owned subsidiary of Frontier Corporation, are in conformity with generally accepted accounting principles. In accordance with the provisions of Financial Accounting Standards Board Statement No. 71, Accounting for the Effects of Certain Types of Regulation ("FAS 71"), the Company conforms to the accounting principles as prescribed by the Federal Communications Commission and the New York State Public Service Commission, where applicable. The provisions of FAS 71 require, among other things, that regulated enterprises reflect rate actions of regulators in their financial statements, when appropriate. These rate actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset, or impose a liability on a regulated enterprise.

      The Company periodically reviews the criteria that would result in the discontinuance of FAS 71, including changes in the level of competition or a significant change in the manner in which rates are set by regulators. At this time, the Company believes that FAS 71 continues to be appropriate. However, if in the future the Company determines that FAS 71 is no longer applicable, the resulting impact to the Company's Statement of Income could be a material, extraordinary non-cash charge to operations.

      The Company received its net assets on January 1, 1995 from its parent company, Frontier Corporation. The Company's comparative financial statements for 1994 represent the carve out of the Company's results from operations and net assets from the historical financial statements of Frontier Corporation. The historical financial statements of the Company were included in the consolidated financial statements of Frontier Corporation. The Company's management believes that the assumptions used in preparing the carve out financial statements provide a reasonable basis for presenting the results of operations and net assets of the Company. A summary of the significant assumptions used to prepare the carve out financial statements follows.

Allocation of Corporate Overhead

The results of operations of the Company include allocations of corporate expenses from Frontier Corporation. These costs include primarily executive, corporate planning, legal, tax, treasury, corporate communications, and corporate accounting functions. They are allocated to the Company based on a weighted average of four mutually beneficial factors; employees, revenues, capitalization and common equity. The methodology used to allocate these corporate mutually beneficial costs is considered reasonable and has been approved for use by the New York State Public Service Commission prior to the split-up of the companies under the Open Market Plan agreement.

Cash Management/Dividend Policy

As a subsidiary of Frontier Corporation, the Company utilizes Frontier's centralized cash management system.
This centralized cash management system provides the Company with a repository for the investment of cash reserves and an immediate low cost source of funds for borrowing. Under the Open Market Plan (see Note 6) however, the Company may not exceed short-term borrowings from Frontier Corporation in excess of 5 percent of its total capital. The operating results reflect net interest on short-term cash reserves invested with Frontier offset by interest expense on short-term borrowings from Frontier.

The 1994 comparative financial statements assumed that the net cash flow generated from operating activities, less those expenditures for property plant and equipment and repayment of long term debt, was paid to Frontier Corporation in the form of a cash dividend. The Open Market Plan (see Note 6) effective January 1, 1995, imposes limitations on the declaration of dividends from the Company to Frontier Corporation such that the Company may only pay dividends on its common stock when the payment of such dividends will neither impair the Company's service quality nor its ability to finance its short- and long-term capital needs at reasonable terms while maintaining specified debt ratings.

Valuation of Common Stock

The value assigned to common stock of the Company was determined based on the historical net book value of the assets transferred from Frontier Corporation to the Company on January 1, 1995. The net book value of the assets transferred, as of January 1, 1995, was $267 million.


Note 2:      Income Taxes

     The taxable income of the Company is included in the consolidated federal income tax return of Frontier. The provision for federal income taxes consists of the following
(in thousands):

               3 Months Ended           6 Months Ended
                 June 30,                  June 30,
               1995      1994           1995       1994
               --------------           ---------------

Federal
  Current      $8,163  $2,392           $15,881  $9,463
  Deferred       (385)   (843)             (725) (2,462)
                -----   -----            ------   -----
               $7,778  $1,549           $15,156  $7,001
                -----   -----            ------   -----

     For State tax purposes the Company is taxed under
Article 9 of the New York State Tax Law on the basis of gross receipts, not net taxable income. Therefore, there is no provision for state income taxes.

     Deferred income taxes are provided in compliance with the normalization provisions of current tax law and regulatory orders. The major temporary differences reflected in the deferred tax liability are depreciation and investment tax credits. On January 1, 1993, the company adopted Financial Accounting Standards Board Statement No. 109 (FAS 109) "Accounting For Income Taxes". In accordance with state and federal regulatory orders which required the Company to adopt this accounting standard on a revenue neutral basis, a deferred regulatory asset and liability has been established. The regulatory asset represents a receivable from ratepayers for the income taxes the company will be required to pay in the future resulting from regulators allowing the prior flow through of tax benefits, primarily associated with accelerated depreciation, directly to ratepayers before the Company was required to normalize all temporary differences. The regulatory liability primarily relates to the reduction of deferred taxes as a result of the Tax Reform Act of 1986, which reduced the corporate federal income tax rate from 46 to 34 percent. Under the Orders to adopt FAS 109 on a revenue neutral basis, the Company must flow-back to earnings these excess deferred taxes as the temporary differences which gave rise to them, reverse themselves.


Note 3:     Postemployment Benefits

     In January 1994, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 112, "Employers' Accounting for Postemployment Benefits" (FAS
112). FAS 112 requires that projected future costs of providing postemployment, pre-retirement benefits, such as disability, pre-pension leave (salary continuation) and severance pay, be recognized as an expense as employees render service rather than when the benefits are paid. The Company recognized the obligation for postemployment benefits through a cumulative effect charge to net income of $6.7 million, net of taxes of $3.6 million. The adoption of FAS 112 is not expected to significantly impact future operating expense or the Company's cash flow.

Note 4:     Stock Incentive Plans

     In January 1995, the Rochester Telephone Corp. Board of Directors adopted Frontier Corporation's "Management Stock Incentive Plan" and "Directors Stock Incentive Plan". Directors, executive officers, and key management employees of Rochester Telephone Corp. are eligible to receive Frontier stock options under these plans. Specifically under the terms of the "Directors Stock Incentive Plan", all Rochester Telephone Corp. non-employee directors are entitled to receive annually 3,000 options for Frontier Corporation common stock. Under this plan, the aggregate number of shares available for grant is 1,000,000 shares. Under the "Management Stock Incentive Plan" the aggregate number of shares available for grant cannot exceed one percent of the number of Frontier Corporation's issued shares outstanding, including treasury stock.

     Under both plans, the exercise price is the fair market value of the stock on the date of the grant of the stock option. One third of the options become exercisable on the first year anniversary of the grant date. Another third become exercisable on the second year anniversary and the final third become exercisable on the third year anniversary of the grant date. The options expire ten years after the date of grant.

     Information with respect to Frontier stock options granted to directors and executive officers of Rochester
Telephone Corp. under the above plans are as follows:



                                      Option Price
                            Shares     Per Share       Aggregate
----------------------------------------------------------------
Outstanding at December
        31, 1994            67,694                    $1,365,777
Granted in March 1995       41,200          $21.88       901,250
----------------------------------------------------------------
Outstanding at March 31,
        1995               108,894                    $2,267,027
Granted in April 1995       15,000          $19.88       298,125
Cancelled in May 1995       (9,800)  $19.06-$21.88      (207,763)
----------------------------------------------------------------
Outstanding at June 30,
        1995               114,094                    $2,357,390
================================================================

     The above table includes options granted to the Chairman and CEO, President, Treasurer, Secretary and all five non-employee directors of Rochester Telephone Corp.

Note 5:     Cash Flows

     For purposes of the Statement of Cash Flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Actual interest paid was $6.1 million and $6.3 million for the six month periods ended June 30, 1995 and June 30, 1994, respectively. In addition, actual income taxes paid were $15.3 million for the six months ended June 30, 1995 and $11.1 million for the six months ended June 30, 1994.


Note 6:     Regulatory Matters

Open Market Plan

     At its public meeting on October 13, 1994, the New York State Public Service Commission (PSC) unanimously approved Frontier Corporation's Open Market Plan and Corporate Restructuring (Open Market Plan) and subsequently issued a written order in November 1994. The Open Market Plan was approved by shareowners in December 1994 and became operational on January 1, 1995.

     Under the terms of the Open Market Agreement, the majority of the Board of Directors of the Company must be outside directors. They may not be officers or employees of Frontier Corporation or any of its affiliates. Only one of the Company's directors may serve simultaneously as a director, officer or employee of Frontier Corporation or any of its affiliates. Also, at no time may the officers and senior management of the Company, or their immediate families, own shares or options in Frontier stock such that the cumulative ownership exceeds ten percent of the outstanding shares of Frontier Corporation. Rochester Telephone is obligated to certify annually to the PSC the percentage of stock ownership in Frontier Corporation by its officers and senior employees.

     In addition, affiliate transactions between Frontier Corporation and Rochester Telephone are also subject to limitations under the open market plan. Purchases by the Company of non-tariffed goods and services from Frontier Corporation and its affiliates are limited to approximately $13.8 million annually, with an exception for purchases from Frontier's information services subsidiary, which are limited to the Company's 1993 information services expense levels.

      For the seven year period of the Open Market Plan Agreement, the Company will no longer be subject to rate of return regulation. In its place, the Company will be subject to price regulation. The local market for telephone service in Rochester will be opened to full competition. Over the course of the next seven years, rate reductions of $21 million will be implemented for Rochester area consumers. In addition, a total of $17 million will be credited to the depreciation reserve.

      The Open Market Plan Agreement temporarily resolves certain financial questions that are linked to the royalty proceeding, a contested proceeding that has been in litigation since 1984. In particular, the PSC has agreed that a royalty will not be imposed by the PSC against Frontier Corporation or the Company during the seven year period of the Open Market Plan, subject to limited exceptions. However, the PSC is not precluded from seeking any royalties pursuant to the Royalty Order, on a prospective basis only, as it may be modified as a result of judicial appeal, subsequent to the expiration of the Open Market Plan. Under the Open Market Plan Agreement, the Company is permitted to continue its litigation challenging the Royalty Order, and the company intends to pursue it to conclusion.

     The Open Market Plan Agreement also places certain conditions on the ability of the Board of Directors of the Company to declare dividends. Specific conditions include a quarterly certification by the directors of the Company to the PSC, that the payment of dividends to Frontier Corporation will neither impair the service quality provided to customers of the Company or its ability to finance its short and long term capital needs at reasonable terms while maintaining a target debt rating of "A" (for S&P). Also under the terms of the Agreement, the Company will immediately be required to discontinue the payment of any dividends to Frontier Corporation if the Company experiences a downgrading of its senior debt to "BBB" or is placed on credit watch for a possible downgrading of its debt to "BBB".

Incentive Regulation

     Prior to the Open Market Plan Agreement, an incentive regulation agreement between the Company and the PSC had been in effect. As part of that agreement, the Company agreed to share with ratepayers 50 percent of earnings above a threshold rate of return. As a result, the Company's revenue was reduced by $9.4 million in 1994, plus interest. This revenue reduction was credited to the Company's depreciation reserve to alleviate a reserve deficiency rather than refunding cash to ratepayers.

Note 7:     Commitments and Contingencies

     It is anticipated that the Company will expend approximately $37 million for additions to property, plant, and equipment during 1995. In connection with this capital program, the Company has made certain commitments for the purchase of material and equipment.

Item 2 - Management's Narrative Analysis of the Results of
Operations

Because the Registrant meets the conditions of General
Instruction H, the Registrant has elected to omit the information called for by Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. Set forth below is a narrative analysis of the Registrant's Results of Operations.


DESCRIPTION OF BUSINESS
-----------------------

     Rochester Telephone Corp. (the "Company") is a regulated independent telephone company that serves approximately 500,000 access lines in the greater Rochester, New York metropolitan area. The Company was incorporated in November 1994 as a wholly owned subsidiary of Frontier Corporation. Frontier Corporation, previously known as Rochester Telephone Corporation, has been providing local telephone service in the greater Rochester market since 1920. The Company is the primary provider of basic telephone services in the Rochester market and offers its customers a full complement of local telephone network services, access to long distance network services, directory and other operator services. The Company also offers all of its network services for sale on a wholesale basis to other telecommunication service providers in the Rochester market.


RESULTS OF OPERATIONS
---------------------

     Net income for the first six months of 1995 was $24.5 million, a $13.5 million increase over the comparable period in 1994. The results for the first six months of 1994 reflected a one-time after tax charge of $6.7 million for the adoption of Financial Accounting Standards Board Statement No.112 (FAS 112), "Employers' Accounting for Postemployment Benefits," related to the accounting for certain employee benefit costs. Excluding this charge, 1995 net income increased by $6.8 million or 38.6% over the comparable 1994 period. Details of specific line item changes are discussed below.

     Revenues. Total revenues for the first six months ended June 30, 1995 were $156.5 million, an increase of $1.9 million, or 1.2 percent over 1994. Revenue growth was primarily driven by an increase in access lines of 2.2% over the first six months of 1995, an increase in telephone feature revenue due to increased marketing efforts ($1.5M), and increased demand for private line services ($0.9M). These revenue increases were partially offset by price reductions for local measured service and the elimination of the residential touchtone charge as agreed to by the Company under the Open Market Plan.

     Operating Income. Operating income for the six month period ended June 30, 1995 was $44.6 million compared to $33.2 million in 1994. This increase of $11.4 million, or 34.4%, was primarily attributable to a reduction in operating expenses as described below.

     Operating Expenses.   Total operating expenses for the
first six months of 1995 decreased by $9.5 million, or 7.8% over the six month period ended June 30, 1994. The primary reasons for the reduction to operating expense included lower employee costs due to the transfer of employees from the Company to Frontier Communications of Rochester and Frontier Corporation, lower software development costs and right-to-use fees, a reduction in maintenance overtime, and a reduction in the allocation of rent expense. Depreciation and amortization expense for the first six months of 1995 was also down 1.5% or $0.4 million from the comparable period last year. Finally, operating taxes for the six months ended June 30, 1995 were $1.0 million lower than 1994, representing a 6.7% decrease. Reductions in both revenue and property taxes contributed to the decrease.

Other Income Statement Items
----------------------------

     Interest Expense. Interest expense for the period ended June 30, 1995 was down 32.0% from $6.2 million in the first six months of 1994 to $4.2 million in the first six months of 1995. The primary reasons for the reduction in interest expense are lower interest rates applicable to the Company's debt and a decrease in the Company's average outstanding debt levels over the two periods. For the first six months of 1995 the average outstanding long-term debt of the Company was $110.0 million as compared to $127.5 million in 1994. Also in 1994, the allocation of interest expense to the Company was based on the effective composite interest rate paid on the consolidated debt of the Company and Frontier Corporation. The Company's average outstanding debt for the first six months of 1995 consisted of $90.0 million under the Company's revolving credit agreement established in December 1994 and $20.0M of medium term notes issued on March 27, 1995. The interest rates applicable to this debt are LIBOR plus .17% for amounts borrowed under the revolving credit agreement and 7.51% on the medium term notes. In total, the composite interest rate for the first six months of 1995 was 7.4% as compared to 9.7% for the comparable period in 1994.

     Other Expense, Net. Other expense for the first six months of 1995 decreased by $1.6 million or 55.8% over the comparable period for 1994. The primary reason for this reduction was the elimination in 1995 of the legal and administrative costs of filing for the Open Market Plan.

     Income Taxes. Income taxes for the first six months of 1995 increased $8.2 million over the comparable period in 1994. This increase was primarily due to higher pre-tax income in 1995. The effective federal income tax rate for the first six months of 1995 was 38.2%. This compares to an effective income tax rate of 28.4% for the comparable period in 1994.

     Nonrecurring item. In 1994, the Company adopted Financial Accounting Standards Board Statement ("FAS") No. 112, "Employers' Accounting for Postemployment Benefits," which requires that projected future costs of providing postemployment benefits be recognized as an expense during the employment term of employees rather than at the time of payment. The cumulative effect of the adoption of FAS No. 112 by the Company amounted to a charge of $6.7 million, net of taxes of $3.6 million. As required by FAS No. 112, the Company reported this one-time charge as a special line item on the Statement of Income in the first quarter of 1994.


FINANCIAL CONDITION
-------------------

Cash and Cash Equivalents
-------------------------

     At June 30, 1995, the Company had $8.7 million in cash and cash equivalents. Cash generated from operations amounted to $59.9 million in the first six months of 1995 compared to $53.6 million for the comparable period in 1994. Capital expenditures for the first six months of 1995 were $13.6 million, down $0.8 million from the first six months of 1994. No dividends were declared during the first six months of 1995 as compared to $34.2 million in dividends paid for the comparable period in 1994. Total debt repayments amounted to a net $20.0 million for the first six months of 1995. This compares to a net $5.0 million repayment in the first six months of 1994.


Debt
----

     At June 30, 1995, the Company's total outstanding long-term debt amounted to $100.0 million. This debt consisted of $60.0 million under the Company's Revolving Credit Agreement entered into in December of 1994 and $40.0 million of medium term notes issued on March 27, 1995. The net proceeds from the medium term notes were used to pay down $40.0 million of the Company's outstanding balance under the Revolving Credit Agreement. Operating cash was used to repay an additional $20.0 million under the Revolving Credit Agreement during the second quarter of 1995.

     The Company's Revolting Credit Agreement, entered into in December 1994, was amended at the end of the first quarter to reduce the maximum line of credit under the agreement from $160 million down to $100 million and release the security interest in the assets of the Company. All other terms and conditions remain unchanged.

Debt Ratio and Interest Coverage
--------------------------------

     The Company's debt ratio (total debt as a percent of total capitalization) was 25.5 percent at June 30, 1995 as compared with 29.1 percent at December 31, 1994. This change is primarily due to the retirement of outstanding debt under the Revolving Credit Agreement. Pre-tax interest coverage was 10.5 times for the first six months of 1995, as compared with 5.4 times at the end of 1994.


Capital Spending
----------------

     During the first six months of 1995, gross capital expenditures amounted to $13.6 million. The Company plans to spend a total of approximately $37.0 million on its capital program during the full year 1995. The total 1995 capital program represents an increase of $2.1 million over 1994.

Cash Flows
----------

     Cash Flow from Operating Activities. Cash flow from operations amounted to $59.9 million for the first six months of 1995 as compared to $53.6 million for the same period in 1994. The primary drivers of the cash flow increase were an increase in net income, a decrease in prepaid directory costs, an increase in accounts payable, and an increase in the postretirement benefit obligation.

      Cash Flow from Investing Activities. Expenditures on property, plant and equipment for the first six months of 1995 amounted to $13.6 million, a decrease of $0.8 million from the $14.4 million spent during the first six months of 1994.

     Cash Flow from Financing Activities. Cash flow from financing activities amounted to an outflow of $37.7 million for the first six months of 1995, compared with outflows of $39.2 million for the same period last year. In the first quarter of 1995, the Company issued $40.0 million of new medium term notes (7 year maturity, 7.51% interest), using the net proceeds of the debt issuance to pay down $40.0 million of outstanding debt under the Revolving Credit Agreement. In addition, the Company paid down an additional $20.0 million dollars of outstanding debt under the Revolving Credit Agreement in the second quarter of 1995.
No dividends were declared in the either the first or second quarter of 1995. For the first six months of 1994 the Company paid $34.2 million in dividends to Frontier Corporation.

OTHER ITEMS
-----------

Regulatory Matters
------------------

     During the seven year period of the Open Market Plan Agreement which became effective on January 1, 1995, Rochester Telephone Corp. is no longer regulated by the monopoly standard of rate-of-return regulation, but instead by pure price cap regulation. The local market for telephone service in Rochester has been opened up to full competition. Over the course of the seven year period of the Open Market Plan, rate reductions of $21 million will be implemented for Rochester area consumers. In addition, a total of $17 million will be credited to the depreciation reserve during this seven year period. Rochester Telephone Corp. can decide when to increase the depreciation reserve, provided that by the end of the first year, the amount shall be at least $5 million and, by the end of the fifth year, the cumulative amount shall be at least $15 million. During the first six months of 1995, no credits were taken against the depreciation reserve.

Certain Consideratons Related to the Open Market Plan
-----------------------------------------------------

     Management believes there are significant market and business opportunities associated with the Company's Open
Market Plan; however, there are also uncertainties associated with the Plan and the corporate restructuring.
In our opinion, these are the most significant:

     (a) Increased Competition in the Rochester, New York Market. The Open Market Plan is hastening local telephone competition in the Rochester, New York market by providing for (1) the full interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers and (4) telephone number portability. Some competitors, such as AT&T, have already begun providing basic local exchange services in the Rochester market. The inherent risk associated with opening the Rochester market to competition is that some customers will purchase services from competitors, which would reduce the number of customers of the Company and potentially cause a decrease in the Company's revenues and profitability. The Company believes, however, that usage of its network following implementation of the Open Market Plan will increase over the long term, and that new revenue will offset, to some extent, the loss of revenues from end-user customers. Increased competition may also lead to additional price decreases for services of the Company, adversely impacting the Company's margins. However, price cap regulation will not require Rochester Telephone Corp. to rebate any additional earnings achieved through operating efficiencies that previously would have been shared with customers. The Open Market Plan allows the Company to anticipate the erosion of its market share in local exchange services on terms that the Company believes will be in the best interests of its customers, employees and shareowners.

     (b) Risk of Rate Stabilization Plan. The Rate Stabilization Plan incorporated in the Open Market Plan Agreement provides for a total of $21 million in rate reductions for Rochester Telephone Corp. over the life of the Agreement. During this time, the rates charged by Rochester Telephone Corp. for basic residential and business telephone service may not be increased for any reason. But, since Rochester Telephone Corp. will operate under a price cap environment with no rate of return regulation, the Company will be able to retain the full value of any cost savings it introduces over the life of the plan. Even though the rates provided in the Rate Stabilization Plan were designed to permit the Company to recover its costs and to earn a reasonable rate of return, there is no assurance that this will occur.

     (c) Restraints on Frontier Corporation's Control of Rochester Telephone Corp. The Open Market Plan prohibits payment of dividends by Rochester Telephone Corp. to Frontier Corporation if (i) Rochester Telephone Corp.'s senior debt has been downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan Agreement. Dividends paid to the parent, Frontier Corporation, also are prohibited unless Rochester Telephone Corp.'s directors certify that such dividends will neither impair Rochester Telephone Corp.'s service quality nor its ability to finance its short and long term capital needs on reasonable terms while maintaining an S&P debt rating target of "A". Other financial covenants exist to ensure that Rochester Telephone Corp. will have the financial strength to provide quality service.

     (d) Other Considerations. Because Rochester Telephone Corp. and Frontier Communications of Rochester will sometimes compete for the same customers, there may be some duplication of sales and service expenses in the consolidated company. Over time, this duplication is expected to reach minimal levels.

PART II - OTHER INFORMATION
---------------------------
Item 1 - Legal Proceedings
--------------------------

     In its Opinion and Order in Case 87-C-8959, issued
July 6, 1993, the NYSPSC, by a three-to-two vote, imposed a royalty upon the Company in the amount of two percent of the total capitalization of the Company's unregulated operations. The NYSPSC justified the royalty on two grounds: first, that ratepayers are entitled to protection from the potential for cost misallocations and increased risk that accompany diversification of the Company's basic telephone business; and second, that the Company's unregulated operations benefit from their use of the Rochester name and reputation. The NYSPSC rejected the Company's statutory and constitutional defenses and concluded that it possessed the authority under the Public
Service Law to impose a royalty and that its imposition is not unconstitutional. Based upon an initial interpretation of the Order, the Company estimates that its potential effect is in the range of $2 million per year. The royalty, if implemented, would be an imputation against Rochester Telephone Corp's revenue requirement from regulated intrastate operations. The NYSPSC ordered the Rochester Telephone Corp. to file, by August 5, 1993, an accounting plan to account for the royalty amount, together with a plan for returning such amount to ratepayers. The
NYSPSC denied a request for waiver and, on August 5, 1993, the Company filed its plan.

     On August 6, 1993, Rochester Telephone Corp. filed with Supreme Court, Albany County, its petition seeking judicial review of the NYSPSC's Opinion and Order. By order dated October 7, 1993, this proceeding was transferred to the Appellate Division, Third Department. On June 30, 1994, the Appellate Division unanimously upheld the Commission's Order. On July 29, 1994, the Company filed a Notice of Appeal and a Motion for Leave To Appeal with the New York Court of Appeals. On December 8, 1994, the Court of Appeals accepted the Company's appeal and denied the Motion for Leave To Appeal as unnecessary. Briefs were filed between February and April 1995. On February 27, 1995, the NYSPSC moved to dismiss the appeal as moot as a result of the Open Market Plan Settlement. The Company filed its opposition to that motion on March 13, 1995. On April 4, 1995, the Court denied the Commission's motion to dismiss without prejudice to renew at oral argument and set the case for oral argument on September 21, 1995. The Company is vigorously contesting this case and is of the opinion that it will ultimately prevail, but cannot predict the outcome with any certainty at this time. While this royalty issue continues to be litigated, the Company has agreed within the context of the Rate Stabilization Plan, which is part of the Open Market Plan, that no additional revenue requirement adjustments will be made during the duration of the Open Market Plan.

                        SIGNATURES

   Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  ROCHESTER TELEPHONE CORP.
                  ---------------------------
                        (Registrant)





   Dated:  August 14, 1995      By/s/Martin Mucci
                                _________________________
                                Martin Mucci
                                Treasurer
                                (and Principal Financial Officer)