Form 10-Q
period 1995-09-30
ROCHESTER TELEPHONE CORP /NEW/
filed 1995-11-13
CIK 936105

FORM 10-Q

		   SECURITIES AND EXCHANGE COMMISSION
		       Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	       SECURITIES EXCHANGE ACT OF 1934

	       For the quarterly period ended September 30, 1995

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

180 South Clinton Avenue,  Rochester,  NY              14646-0700
(Address of principal executive offices)               (Zip Code)

				(716) 777-1000
	   (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

No Par, No Stated Value Common Stock:   772 shares outstanding as of
					October 1, 1995

The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

		       ROCHESTER TELEPHONE CORP.

Part I - FINANCIAL INFORMATION
------------------------------

Item 1. - Financial Statements
------------------------------

	Presented on the following pages are the unaudited financial statements of Rochester Telephone Corp. (the "Company"). In the opinion of management, the enclosed financial statements and accompanying
"Notes to the Financial Statements" reflect all adjustments necessary for a fair presentation of the financial statements for the interim periods included herein.

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

			  ROCHESTER  TELEPHONE  CORP.
			      STATEMENT OF INCOME
				  (Unaudited)


			      3 Months Ended September 30,     9 Months Ended September 30,
------------------------------------------------------------------------------------------------
In thousands of dollars             1995        1994              1995         1994
------------------------------------------------------------------------------------------------
Total Revenues                     $78,661    $77,295          $235,159     $231,869
------------------------------------------------------------------------------------------------

Costs and Expenses
Operating expenses                  39,254     35,608           110,285      114,746
Depreciation and amortization       13,483     14,053            41,098       42,098
Taxes other than income taxes        5,898      6,854            19,163       21,079
------------------------------------------------------------------------------------------------
  Total Costs and Expenses          58,635     56,515           170,546      177,923
------------------------------------------------------------------------------------------------

Operating Income                    20,026     20,780            64,613       53,946
Interest expense                     1,818      3,160             6,004        9,317
Allowance for funds used during
	construction                   225        260               748          796
Other income (expense), net          1,254     (1,341)               (9)      (4,199)
------------------------------------------------------------------------------------------------

Income Before Taxes, Extraordinary
  Item, and Cumulative Effect of
  Changes in Accounting Principles  19,687     16,539             59,348      41,226
Income taxes                         7,173      5,224             22,329      12,225
------------------------------------------------------------------------------------------------
Income Before Extraordinary Item
  and Cumulative Effect of Changes
  in Accounting Principles          12,514     11,315             37,019      29,001
Extraordinary Item
  Discontinuation of regulatory
  accounting principles, net of
  tax                              (60,441)         0            (60,441)          0
Cumulative effect of Changes in
  Accounting Principles
    Accounting for contributions,
    net of tax                     ( 1,020)         0            ( 1,020)          0
  Postemployment benefits,
    net of tax                           0          0                  0     ( 6,729)
------------------------------------------------------------------------------------------------

Net Income                        ($48,947)   $11,315           ($24,442)    $22,272
================================================================================================

Average common shares outstanding      772          1                772           1

Earnings Per Common Share
Primary and Fully Diluted:
  Income before Extraordinary Item
  and Cumulative Effect of Changes
  in Accounting Principles         $16,210  $11,315,000         ($47,952)  $29,001,000
  Extraordinary Item               (78,292)           0          (78,292)            0
  Cumulative effect of Changes
  in Accounting Principles          (1,321)           0           (1,321)   (6,729,000)
------------------------------------------------------------------------------------------------
Earnings Per Common Share          (63,403) $11,315,000         ($31,661)  $22,272,000
================================================================================================

See accompanying Notes to Financial Statements

			 ROCHESTER  TELEPHONE  CORP.
			       BALANCE SHEET
			       (Unaudited)
					      September 30,        December 31,
-------------------------------------------------------------------------------
In thousands of dollars                            1995                 1994
-------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                       $ 8,085                     $0
Accounts receivable                              58,570                 53,608
Material and supplies                             3,838                  3,623
Prepaid Directory                                 3,135                 10,767
Other Prepayments                                 2,578                  1,805
--------------------------------------------------------------------------------
    Total Current Assets                         76,206                 69,803
--------------------------------------------------------------------------------

Property, Plant and Equipment
Telephone plant in service                      846,082                844,654
Telephone plant under construction               20,277                 21,228
--------------------------------------------------------------------------------
						866,359                865,882
Less Accumulated depreciation                   527,906                400,135
--------------------------------------------------------------------------------
    Net Telephone Plant                         338,453                465,747
--------------------------------------------------------------------------------
Deferred and Other Assets                        33,142                 33,331
--------------------------------------------------------------------------------
    Total Assets                               $447,801               $568,881
================================================================================
LIABILITIES AND SHAREOWNER'S EQUITY
Current Liabilities
Accounts payable                               $ 41,122               $ 29,995
Advance from affiliate                            1,692                      0
Advance billings                                  5,465                  7,597
Taxes accrued                                     7,099                  4,970
Interest accrued                                     33                  2,748
-------------------------------------------------------------------------------
    Total Current Liabilities                    55,411                 45,310
-------------------------------------------------------------------------------
Long-Term Debt                                   84,000                120,000
-------------------------------------------------------------------------------
Deferred Income Taxes                            33,883                 75,384
-------------------------------------------------------------------------------
Postretirement Benefits Obligation               20,965                 15,597
-------------------------------------------------------------------------------
Other Long-Term Liabilities                      10,488                 20,492
-------------------------------------------------------------------------------
Shareowner's Equity                             243,054                292,098
-------------------------------------------------------------------------------
    Total Liabilities and Shareowner's Equity  $447,801               $568,881
===============================================================================
See accompanying Notes to Financial Statements

			ROCHESTER  TELEPHONE  CORP.
		    STATEMENT OF SHAREOWNER'S EQUITY
			     (Unaudited)

							      September 30,  December 31,
------------------------------------------------------------------------------------------
In thousands of dollars                                            1995         1994
------------------------------------------------------------------------------------------

COMMON STOCK
1,000 shares authorized, no par value
  (772 shares issued and outstanding)
Balance, January 1                                               $292,098     $315,582
Equity Adjustment on Assets transferred 1/1/95                    (24,602)           0
								________________________

Adjusted Balance, January 1                                      $267,496     $315,582


RETAINED EARNINGS
Net Income (Loss)                                                  (24,442)     28,317
Common Stock Dividends in Cash                                                 (51,801)
------------------------------------------------------------------------------------------

   TOTAL SHAREOWNER'S EQUITY                                      $243,054     $292,098
==========================================================================================

See accompanying Notes to Financial Statements

			       ROCHESTER  TELEPHONE  CORP.
				STATEMENT OF CASH FLOWS
				      (Unaudited)
							      9 Months Ended September 30,
--------------------------------------------------------------------------------------------
 thousands of dollars                                             1995            1994
--------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Income                                                       ($24,442)        $22,272
--------------------------------------------------------------------------------------------
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
	Extraordinary Item - Discontinuation of
		Regulatory Accounting                              95,317               0
	Depreciation and amortization                              42,262          42,098
	Gain on pension curtailment                                (3,716)              0
	Loss on disposition of assets                               1,779               0
	Cumulative effect of change in accounting principles:
	      Postemployment Benefits                                   0          10,352
	      Accounting For Contributions                          1,569               0
	Changes in operating assets and liabilities:
	      (Increase) in accounts receivable                    (4,962)         (3,640)
	      (Increase) in material and supplies                    (215)         (1,230)
	      Decrease in prepaid directory                         7,632           6,547
	      (Increase) in other prepayments                        (773)         (1,336)
	      (Increase) decrease in deferred and other assets     (5,287)          1,468
	      Increase (decrease) in accounts payable              11,127          (1,046)
	      (Decrease) in advance billings                       (2,132)         (1,658)
	      (Decrease) in accrued interest & taxes                 (586)         (3,215)
	      Increase in postretirement benefits obligation        7,008           5,415
	      (Decrease) in deferred income taxes                 (33,618)         (6,369)
	      (Decrease) in other long term liabilities            (1,038)         (3,631)
--------------------------------------------------------------------------------------------
		   Total Adjustments                              114,367          43,755
--------------------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities                        89,925          66,027
--------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Expenditures for property, plant and equipment                    (22,498)        (21,393)
--------------------------------------------------------------------------------------------
  Net Cash Used in Investing Activities                           (22,498)        (21,393)
--------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
Repayments of long-term debt                                      (76,000)         (5,000)
Proceeds of long-term debt                                         39,568               0
Advances from affiliate                                             1,692               0
Dividends paid                                                          0         (39,634)
Equity adjustment on assets transferred 1/1/95                    (24,602)              0
--------------------------------------------------------------------------------------------
    Net Cash Used in Financing Activities                         (59,342)        (44,634)
--------------------------------------------------------------------------------------------

Net Increase in Cash & Cash Equivalents                             8,085               0
Cash and cash equivalents at beginning of period                        0               0
--------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                         $8,085              $0
============================================================================================

See accompanying Notes to Financial Statements

				       ROCHESTER TELEPHONE CORP.
				      Notes to Financial Statements
					     (Unaudited)


Note 1:     Significant Accounting Policies
	    -------------------------------

Basis of Accounting

	The financial statements of Rochester Telephone Corp. (the "Company") have been prepared in accordance with generally accepted accounting principles (GAAP). During the third quarter of 1995 the Company discontinued accounting for its operations under Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the effects of Certain Types of Regulation" (see Note 2).

Comparative Financial Statements

	The Company received its net assets on January 1, 1995 from its parent company, Frontier Corporation. The Company's comparative financial statements for 1994 represent the carve-out of the Company's results from operations and net assets from the historical financial statements of Frontier Corporation. The historical financial statements of the Company were included in the consolidated financial statements of Frontier Corporation. The Company's management believes that the assumptions used in preparing the carve-out financial statements provide a reasonable basis for presenting the results of operations and net assets of the Company. A summary of the significant assumptions used to prepare the carve-out financial statements follows.

Allocation of Corporate Overhead

	The results of operations of the Company include allocations of corporate expenses from Frontier Corporation. These costs include primarily executive, corporate planning, legal, tax, treasury, corporate communica-tions, and corporate accounting functions. They are allocated to the Company based on a weighted average of four factors; employees, revenues, capitalization and common equity. The methodology used to allocate these corporate mutually beneficial costs is considered reasonable and has been approved for use by the New York State Public Service Commission ("NYSPSC") pprior to the split-up of the companies under the Open Market Plan agreement.

Cash Management/Dividend Policy

	As a subsidiary of Frontier Corporation, the Company utilizes Frontier's centralized cash management system. This centralized cash manage-ment system provides the Company with a repository for the investment of cash reserves and an immediate low cost source of funds for borrowing. Under the Open Market Plan (see Note 6) however, the Company may not exceed short-term borrowings from Frontier Corporation in excess of 5 percent of its total capital. The operating results reflect net interest on short-term cash reserves invested with Frontier offset by interest expense on short-term borrowings from Frontier.

       The 1994 comparative financial statements assumed that the net cash flow generated from operating activities, less those expenditures for property, plant and equipment and repayment of long term debt, was paid to Frontier Corporation in the form of a cash dividend. The Open Market Plan (see Note 6) effective January 1, 1995, imposes limitations on the declara-tion of dividends from the Company to Frontier Corporation such that the Company may only pay dividends on its common stock when the payment of such dividends will neither impair the Company's service quality nor its ability to finance its short- and long-term capital needs at reasonable terms, while maintaining specified debt ratings.

Valuation of Common Stock

       The value assigned to common stock of the Company was determined based on the historical net book value of the assets transferred from Frontier Corporation to the Company on January 1, 1995. The net book value of the assets transferred, as of January 1, 1995, was $267.5 million.


Note 2:    Discontinuation of Regulatory Accounting - FAS 71
	   -------------------------------------------------

       On a regular basis management has evaluated the continued applica-bility of FAS 71. In the third quarter of 1995, the Company concluded that GAAP prescribed by FAS 71 was no longer applicable. This change was based in part on having achieved price regulation on all of its regulated telephone operations and recognition of the fact that competition has increased to the point where the Company believes traditional rate-base, rate of return regulation for setting prices is no longer feasible.

       As a result of the discontinuance of FAS 71, the Company recorded an extraordinary noncash after-tax charge of $60.4 million as of September 30, 1995. The following table summarizes the extraordinary charge.

						     Millions of Dollars
						   Pre-Tax      After-Tax
						   -------      ---------
Increase to the accumulated depreciation balance   $ 105.4       $ 68.5
Elimination of other net regulatory liabilities      (10.1)        (6.6)
Tax-related net regulatory assets                      -            5.7
Accelerated amortization of tax credits                -           (7.2)
						   --------       -------
						  $   95.3       $ 60.4

	The adjustment of $105.4 million to net telephone plant was necessary because estimated useful lives and depreciation methods historically prescribed by regulators did not keep up with the rapid pace of technological changes in the Company and differed significantly from those used by unregulated enterprises. Plant balances were adjusted by increasing the accumulated depreciation balance. The increase to the accumulated depreciation balance was determined by a depreciation reserve study that identified inadequate accumulated depreciation levels by individual asset categories. The Company believes these levels developed over the years as a result of the systematic underdepreciation of assets resulting from the regulatory process.

	When adjusting its net telephone plant, the Company gave effect to shorter, more economically realistic lives. The following is a summary of average lives before and after the discontinuation of FAS 71.

Asset Category                     Before       After
-----------------------------------------------------
Central Office Equipment
	Digital Switching          20.0         13.5
	Analog Switching           12.0          8.0
	Circuit Equipment          12.0          8.0
Cable & Wire Facilities
	Aerial Metallic            27.0         19.0
	Underground Metallic       35.0         12.0
	Buried Metallic            24.0         18.0
	Fiber Optic                35.0         25.0


	The discontinuance of FAS 71 also required the Company to eliminate for financial reporting the effects of any actions of regulators that had been recognized as regulatory assets and liabilities pursuant to FAS 71. These net regulatory liabilities primarily consist of pension credits, interest on unfunded OPEB liability, deferred software costs and other assets being recognized over time for regulatory reporting.

       The tax-related adjustments were required to adjust excess deferred tax levels to the currently enacted statutory rates and to eliminate tax-related regulatory assets and liabilities. Prior to the discontinuance of FAS 71, the Company had recorded deferred income taxes on the cumulative amount of tax benefits previously flowed through to ratepayers and recorded a regulatory asset for the same amount. Also, the Company had recorded a regulatory liability for the difference between deferred taxes at higher historical tax rates than with those currently enacted. At the time the Company discontinued the application of FAS 71, the above tax-related regulatory assets and liabilities were eliminated and deferred tax balances adjusted to reflect the application of FAS 109 consistent with unregulated enterprises. In addition to these tax impacts, the Company, prior to the discontinuance of FAS 71, used the deferral method of accounting for investment tax credits. This method provided for the amortization of the credits as a reduction to tax expense over the life of the asset that gave rise to the tax credit. As the asset lives were shortened, the unamortized investment tax credits deemed already earned were credited against current period tax expense.


Note 3:    Accounting For Contributions
	   ----------------------------

       In September 1995, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 116, "Accounting For Contributions received and Contributions Made" (FAS 116). FAS 116 requires accrual accounting for unconditional multi-year contribution commitments or pledges. The Company recognized this obligation by recording a one-time cumulative effect charge to net income of $1.2 million, net of income taxes of $0.55 million. The adoption of FAS 116 is not expected to significantly impact future operating expense or the Company's cash flow.

Note 4:     Postemployment Benefits
	    -----------------------

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


Note 5:     Cash Flows
	    ----------

       For purposes of the Statement of Cash Flows, the Company considers all highly-liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       Actual interest paid was $8.7 million and $9.3 million for the nine month periods ended June 30, 1995 and June 30, 1994, respectively. In addition, actual income taxes paid were $29.6 million for the nine months ended June 30, 1995 and $17.8 million for the nine months ended
June 30, 1994.


Note 6:     Regulatory Matters
	    ------------------

Open Market Plan

       At its public meeting on October 13, 1994, the NYSPSC unanimously approved Frontier Corporation's Open Market Plan and Corporate Restructuring (Open Market Plan) and subsequently issued a written order in November 1994. The Open Market Plan was approved by shareowners in December 1994 and became operational on January 1, 1995.

       Under the terms of the Open Market Plan, the majority of the Board of Directors of the Company must be outside directors. They may not be officers or employees of Frontier Corporation or any of its affiliates. Only one of the Company's directors may serve simultaneously as a director, officer or employee of Frontier Corporation or any of its affiliates. Also, at no time may the officers and senior management of the Company, or their immediate families, own shares or options in Frontier stock such that the cumulative ownership exceeds ten percent of the outstanding shares of Frontier Corporation. The Company is obligated to certify annually to the NYSPSC the percentage of stock ownership in Frontier Corporation by its officers and senior employees.

       In addition, affiliate transactions between Frontier Corporation and the Company are also subject to limitations under the Open Market Plan. Purchases by the Company of non-tariffed goods and services from Frontier Corporation and its affiliates are limited to approximately $13.8 million annually, with an exception for purchases from Frontier's information services subsidiary, which are limited to the Company's 1993 information services expense levels.

       For the seven-year period of the Open Market Plan, the Company will no longer be subject to rate of return regulation. In its place, the Company will be subject to price regulation. The local market for telephone service in Rochester has been opened to full competition. Over the course of the next seven years, rate reductions of $21 million are being implemented for Rochester area consumers. In addition, a total of $17 million will be credited to the depreciation reserve. To date, approximately $11.0 million in rate reductions have been implemented.

       The Open Market Plan temporarily resolves certain financial questions that are linked to the royalty proceeding, in which the New York Court of Appeals, on October 31, 1995, confirmed the general authority of the Commission to utilize a royalty as a ratemaking adjustment. In particular, the NYSPSC has agreed that a royalty will not be imposed by the NYPSC against Frontier Corporation or the Company during the seven year period of the Open Market Plan, subject to limited exceptions. However, the NYPSC is not precluded from seeking any royalties pursuant to the Royalty Order subsequent to the expiration of the Open Market Plan.

       The Open Market Plan also places certain conditions on the ability of the Board of Directors of the Company to declare dividends. Specific conditions include a quarterly certification by the directors of the Company to the NYPSC, that the payment of dividends to Frontier Corporation will neither impair the service quality provided to customers of the Company nor its ability to finance its short and long term capital needs at reasonable terms while maintaining a target debt rating of "A" (for S&P). Also under the terms of the Agreement the Company will immediately be required to discontinue the payment of any dividends to Frontier Corporation if the Company experiences a downgrading of its senior debt to "BBB" or is placed on credit watch for a possible downgrading of its debt to "BBB". The Company's current debt rating from S&P is AA.

Incentive Regulation

       Prior to the Open Market Plan, an incentive regulation agreement between the Company and the NYPSC had been in effect. As part of that agreement, the Company agreed to share with ratepayers 50 percent of earnings above a threshold rate of return. As a result, the Company's revenue requirement was reduced by $9.4 million in 1994, plus interest. This revenue reduction was credited to the Company's depreciation reserve to alleviate a reserve deficiency rather than refunding cash to ratepayers.

Note 7:     Commitments and Contingencies
	    -----------------------------

       It is anticipated that the Company will expend approximately
$37 million for additions to property, plant, and equipment during 1995. In connection with this capital program, the Company has made certain commitments for the purchase of material and equipment.

Item 2 - Management's Narrative Analysis of the Results of Operations
---------------------------------------------------------------------

Because the Registrant meets the conditions of General Instruction H, the Registrant has elected to omit the information called for by
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations. Set forth below is a narrative analysis of the Registrant's Results of Operations.


DESCRIPTION OF BUSINESS
-----------------------

       Rochester Telephone Corp. (the "Company") is a regulated independent telephone company that serves approximately 518,000 access lines in the greater Rochester, New York metropolitan area. The Company was incorporated in December 1994 as a wholly owned subsidiary of Frontier Corporation. Frontier Corporation, previously known as Rochester
Telephone Corporation, has been providing local telephone service in the greater Rochester market since 1920. The Company is the primary provider of basic telephone services in the Rochester market and offers its customers a full complement of local telephone network services, access to long distance network services, directory and other operator services.
The Company also offers all of its network services for sale on a wholesale basis to other telecommunication service providers in the Rochester market.


RESULTS OF OPERATIONS
---------------------

       The net loss reported for the first nine months of 1995 amounted to $24.4 million. The reported net loss reflects an extraordinary charge to earnings resulting from the company's decision in September 1995 to discontinue the provisions of Financial Accounting Standards Board Statement No. 71 ("FAS 71"), "Accounting for the Effects of Certain Types of Regulation". This decision was based in part, on the continued increase in competition experienced in the local exchange market coupled with regulatory changes which have resulted in price cap regulation for the Company's regulated products and services. As a result the Company recorded a one-time, non-cash extraordinary charge to earnings of
$60.4 million, net of tax in the third quarter. The Company also adopted, in the third quarter of 1995, FAS 116, "Accounting for Contributions Received and Contributions Made". This resulted in a cumulative effect
charge to earnings of $1.0 million, net of tax.   Net income for the
comparable nine month period ended September 30, 1994 also reflects a one-time, after-tax charge of $6.7 million for the adoption of Financial Accounting Standards Board Statement No. 112 ("FAS 112"), "Employers' Accounting for Postemployment Benefits," related to the accounting for certain employee benefit costs.

       Excluding these one-time charges, net operating income was $37.0 million for the nine months ended September 30, 1995, as compared to $29.0 million for the nine months ended September 30, 1994. Details of specific line item changes are discussed below.

       Revenues. Total revenues for the nine months ended September 30, 1995 were $235.2 million, an increase of $3.3 million, or 1.4 percent over 1994. Revenue growth was primarily driven by an increase in access lines of 3.4% over the first nine months of 1995, an increase in telephone feature revenues ($2.6M), new service offerings ($1.8M), and increased demand for private line services ($1.2M). These revenue increases were partially offset by price reductions for local measured service, the elimination of the residential touchtone charge, and a reduction in operator services revenues.

       Operating Income. Operating income for the nine month period ended September 30, 1995 was $64.6 million compared to $53.9 million in 1994. This increase of $10.7 million, or 19.9%, was primarily attributable to a reduction in operating expenses as described below.

       Operating Expenses.   Total operating expenses for the nine months
ended September 30, 1995 decreased by $7.4 million, or 4.2% over the nine month period ended September 30, 1994. The primary reasons for the reduction to operating expense included lower workforce costs due to the transfer of employees from the Company to Frontier Communications of Rochester and Frontier Corporation, lower software development costs and right-to-use fees, reductions in expenses associated with customer contracts, and reductions in space occupancy costs. Depreciation and amortization expense for the first nine months of 1995 was also down 2.4% or $1.0 million from the comparable period last year. Finally, operating taxes for the nine months ended September 30, 1995 were $1.9 million lower than the comparable period for 1994, representing a 9.0% decrease. Reductions in 1995 revenue taxes were the primary drivers behind the decrease.

Other Income Statement Items
----------------------------

       Interest Expense.  Interest expense for the period ended
September 30, 1995 was down 35.5% from $9.3 million in the first nine months of 1994 to $6.0 million in the first nine months of 1995. The primary reasons for the reduction in interest expense are lower interest rates applicable to the Company's debt and a decrease in the Company's average outstanding debt levels over the two periods. For the first nine months of 1995 the average outstanding long-term debt of the Company was $103.0 million as compared to $125 million in 1994. Also in 1994, the allocation of interest expense to the Company was based on the effective composite interest rate paid on the consolidated debt of the Company and Frontier Corporation. The Company's average outstanding debt for the first nine months of 1995 consisted of $83 million under the Company's revolving credit agreement established in December 1994 and $20.0 million of medium term notes issued on March 27, 1995. The interest rates applicable to this debt are LIBOR plus .17% for amounts borrowed under the revolving credit agreement and 7.51% on the medium term notes. In total, the composite interest rate for the first nine months of 1995 was 7.8% as compared to 9.9% for the comparable period in 1994.

       Other Expense, Net. Other expense for the first nine months of 1995 decreased by $4.2 million or 100% over the comparable period for 1994. The primary reasons for this reduction to other expense in 1995 was the recognition of a pension curtailment gain of $3.7 million in September and the elimination in 1995 of the legal and administrative costs of filing the Open Market Plan.

       Income Taxes. Income taxes for the first nine months of 1995 increased $10.1 million over the comparable period in 1994. This increase was primarily due to higher pre-tax income in 1995. The effective federal income tax rate for the first nine months of 1995 was 37.6%. This compares to an effective income tax rate of 29.7% for the comparable period in 1994.

       Extraordinary and Nonrecurring items. As discussed in more detail in Note 2 under the "Notes to the Financial Statements" the Company discontinued the provisions of Financial Accounting Standards Board Statement No. ("FAS") 71, "Accounting for the Effects of Certain Types of Regulation" effective September 30, 1995. This resulted in a one-time, non-cash extraordinary charge to earnings of $60.4 million, net of tax in the third quarter. Also in September, the Company recorded the cumulative effect impact of adopting FAS No. 116, "Accounting For Contributions Received and Contributions Made" resulting in a one-time charge to earnings of $1.0 million, net of tax (See Note 3 to the Financial Statements). In the first quarter of 1994, the Company adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits" resulting in a one-time charge to earnings of $6.7 million, net of taxes (See Note 4 to the Financial Statements).


FINANCIAL CONDITION
-------------------

Cash and Cash Equivalents
-------------------------

       At September 30, 1995, the Company had $8.1 million in cash and cash equivalents. Cash generated from operations amounted to $89.9 million for the nine months ended September 30, 1995 as compared to $66.0 million for the comparable period in 1994. Capital expenditures for the nine months ended September 30, 1995 were $22.5 million, up $1.1 million from the comparable period in 1994. No dividends were declared during the first nine months of 1995. This compares to dividends paid of $39.6 million through the first nine months of 1994. Total debt repayments amounted to a net $36.0 million through the first nine months of 1995 as compared to $5.0 million of long term debt repayment for the comparable period in 1994.

Debt
----

       At September 30, 1995, the Company's total outstanding long-term debt amounted to $84.0 million. This debt consisted of $44.0 million under the Company's Revolving Credit Agreement entered into in December of 1994 and $40.0 million of medium-term notes issued on March 27, 1995. The net proceeds from the medium term notes were used to pay down $40.0 million of the Company's outstanding balance under the Revolving Credit Agreement. Operating cash was used to repay an additional $16.0 million under the Revolving Credit Agreement during the third quarter of 1995.

       The Company's Revolving Credit Agreement, entered into in
December 1994, was amended at the end of the first quarter to reduce the maximum line of credit under the agreement from $160 million down to $100 million and release the security interest in the assets of the Company. All other terms and conditions remain unchanged.

Debt Ratio and Interest Coverage
--------------------------------

       The Company's debt ratio (total debt as a percent of total capitalization) was 25.7 percent at September 30, 1995 as compared with
29.1 percent at December 31, 1994. This change is primarily due to the reduction throughout 1995 of outstanding debt under the Revolving Credit Agreement. Pre-tax interest coverage was 10.9 times through the first nine months of 1995, as compared with 5.4 times for the calendar year 1994.

Capital Spending
----------------

       For the nine months ended September 30, 1995, gross capital expenditures amounted to $22.5 million. The Company had planned to spend a total of approximately $37.0 million on its capital program during the full year 1995. Using that estimate, the full year plan for the 1995 capital program would represent an increase of $2.1 million over 1994 levels.

Cash Flows
----------

       Cash Flow from Operating Activities. Cash flow from operations amounted to $89.9 million for the nine months ended September 30, 1995 as compared to $66.0 million for the same period in 1994. The primary drivers of the cash flow increase were an increase in net income (before extraordinary items and cumulative effects of changes in accounting principles), decreases in prepaid directory costs, increases in accounts payable, and increases in the postretirement benefit obligation.

       Cash Flow from Investing Activities. Expenditures on property, plant and equipment for the nine months ended September 30, 1995 amounted to $22.5 million, an increase of $1.1 million from the $21.4 million spent during the first nine months of 1994.

       Cash Flow from Financing Activities. Cash flow from financing activities amounted to an outflow of $59.3 million for the nine months ended September 30, 1995, compared with outflows of $44.6 million for the same period last year. In the first quarter of 1995, the Company issued $40.0 million of new medium term notes (7 year maturity, 7.51% interest), using the net proceeds of the debt issuance to pay down $40.0 million of outstanding debt under the Revolving Credit Agreement. Through September 30, 1995, the Company has paid off an additional $36.0 million dollars of outstanding debt under the Revolving Credit Agreement. No dividends have been declared through September 30, 1995. Through the first nine months of 1994 the Company had paid $39.6 million in dividends and $5.0 million against outstanding debt.


OTHER ITEMS
-----------

Regulatory Matters
------------------

       During the seven year period of the Open Market Plan which became effective on January 1, 1995, the Company is no longer regulated by the monopoly standard of rate-of-return regulation, but instead by pure price cap regulation. The local market for telephone service in Rochester has been opened up to full competition. Over the course of the seven year period of the Open Market Plan, rate reductions of $21 million will be implemented for Rochester area consumers. In addition, a total of $17 million will be credited to the depreciation reserve during this seven year period. The Company can decide when to increase the depreciation reserve, provided that by the end of the first year, the amount shall be at least $5 million and, by the end of the fifth year, the cumulative amount shall be at least $15 million. The $17 million depreciation reserve adjustment required under the Open Market Plan is less than the one-time depreciation reserve adjustment made by the Company in September, 1995 as part of the adjustments to reflect the discontinuance of FAS 71 for external reporting purposes.

Certain Considerations Related to the Open Market Plan
------------------------------------------------------

       Management believes there are significant market and business opportunities associated with the Company's Open Market Plan; however, there are also uncertainties associated with the Plan and the corporate restructuring. In our opinion, these are the most significant:

	(a)     Increased Competition in the Rochester, New York Market.
		The Open Market Plan is hastening local telephone competition in the Rochester, New York market by providing for (1) the full interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases,
		(3) access to local telephone numbers and (4) telephone number portability. Some competitors, such as AT&T, and Time Warner Communications have already begun providing basic local exchange services in the Rochester market.
		The inherent risk associated with opening the Rochester market to competition is that some customers will purchase services from competitors, which will reduce the number of customers of the Company and potentially cause a decrease in the Company's revenues and profitability.
		The Company believes, however, that usage of its network following implementation of the Open Market Plan will increase over the long term, and that new revenue will offset, to some extent, the loss of revenues from end-user customers. Increased competition may also lead to additional price decreases for services of the Company, adversely impacting the Company's margins.
		However, price cap regulation will not require the Company to rebate any additional earnings achieved through operating efficiencies that previously would have been shared with customers. The Open Market Plan allows the Company to anticipate the erosion of its market share in local exchange services on terms that the Company believes will be in the best interests of its customers, employees and shareowners.

	(b)     Risk of Rate Stabilization Plan.  The Rate Stabilization
		Plan incorporated in the Open Market Plan provides for a total of $21 million in rate reductions for the Company over the life of the Plan. During this time, the rates charged by the Company for basic residential and business telephone service may not be increased for any reason. However, since the Company will operate under a price cap environment with no rate of return regulation, the Company will be able to retain the full value of any cost savings it introduces over the life of the plan. Even though the rates provided in the Rate Stabilization Plan were designed to permit the Company to recover its costs and to earn a reasonable rate of return, there is no assurance that this will occur.

	(c) Restraints on Frontier Corporation's Control of the Company. The Open Market Plan prohibits payment of dividends by the Company to Frontier Corporation if (i) the Company's senior debt has been downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividends paid to the parent, Frontier Corporation, also are prohibited unless the Company's directors certify that such dividends will impair the Company's service quality nor its ability to finance its short and long term capital needs on reasonable terms while maintaining an S&P debt rating target of "A". Other financial covenants exist to ensure that the Company will have the financial strength to provide quality service.

	(d) Other Considerations. Because the Company and Frontier Communications of Rochester will sometimes compete for the same customers, there may be some duplication of sales and service expenses in the consolidated company. Over time, this duplication is expected to reach minimal levels.

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

    In its Opinion and Order in Case 87-C-8959, issued July 6, 1993, the NYSPSC, by a three-to-two vote, imposed a royalty upon the Company in the amount of two percent of the total capitalization of the Company's unregulated operations. The NYSPSC justified the royalty on two grounds: first, that ratepayers are entitled to protection from the potential for cost misallocations and increased risk that accompany diversification of the Company's basic telephone business; and second, that the Company's unregulated operations benefit from their use of the Rochester name and reputation. The NYSPSC rejected the Company's statutory and constitutional defenses and concluded that it possessed the authority under the Public Service Law to impose a royalty and that its imposition is not unconstitutional. The Company estimates that its potential impact is in the range of $2 million per year. The royalty, if implemented, would be an imputation against the Company revenue requirement from regulated intrastate operations. The NYSPSC ordered the the Company to file, by August 5, 1993, an accounting plan to account for the royalty amount, together with a plan for returning such amount to ratepayers. The NYSPSC denied a request for waiver and, on August 5, 1993, the Company filed its plan.

     On August 6, 1993, the Company filed with Supreme Court, Albany County, its petition seeking judicial review of the NYSPSC's Opinion and Order. By order dated October 7, 1993, this proceeding was transferred to the Appellate Division, Third Department. On June 30, 1994, the Appellate Division unanimously upheld the Commission's
Order. On July 29, 1994, the Company filed a Notice of Appeal and a Motion for Leave To Appeal with the New York Court of Appeals. On December 8, 1994, the Court of Appeals accepted the Company's appeal and denied the Motion for Leave To Appeal as unnecessary. Briefs were filed between February and April 1995. On February 27, 1995, the NYSPSC moved to dismiss the appeal as moot as a result of the Open Market Plan Settlement. The Company filed its opposition to that motion on March 13, 1995. On April 4, 1995, the Court denied the Commission's motion to dismiss without prejudice to renew at oral argument. The Court of Appeals, on October 31, 1995, unanimously confirmed the Commission's authority, as a generic matter, to utilize the royalty as a ratemaking tool subject to review of its application on individual cases, including any application to the Company in the future. The Company as agreed within the context of Rate Stabilization Plan, which is part of the Open Market Plan, that no additional revenue requirement adjustments will be made during the duration of the Open Market Plan.

			     SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



				   ROCHESTER TELEPHONE CORP.
				  --------------------------
					  (Registrant)




Dated: November 13, 1995           By: /s/Martin Mucci
				      ______________________
				      Martin Mucci
				      Vice President and Treasurer
				      (and principal financial
				       officer)

			INDEX TO EXHIBITS
			-----------------

Exhibit No.               Description                   Reference
___________               ___________                   _________

   27                     Financial Data Schedule        Filed herewith