Form 10-K405
period 1995-12-31
ROCHESTER TELEPHONE CORP /NEW/
filed 1996-03-25
CIK 936105

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                        ------------

                         FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1995

              Commission File Number 33-91250

                        ------------
                 ROCHESTER TELEPHONE CORP.
   (Exact name of Registrant as specified in its charter)
                        ------------

New York                                16-1469713
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

180 South Clinton Avenue                14646-0700
Rochester, New York                     (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (716) 777-1000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 20, 1996, all 772 outstanding shares of the registrant's no par, no stated value common stock were held by Frontier Corporation.

OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES

The registrant meets the conditions set forth in general instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                           PART I


ITEM 1.   BUSINESS

The Company

     Rochester Telephone Corp. (the "Company") is a regulated independent telephone company that serves customers in the Rochester, New York market. The Company is the primary provider of basic telephone services in the Rochester market and offers its customers a full complement of local network services, access to long distance network services, and directory and other operator services. The Company also offers all of its network services for sale on a wholesale basis to other telecommunication service providers in the Rochester market. In addition, the Company operates retail phone centers for the direct sale of telephone equipment and maintenance centers where customers can drop off leased telephone equipment in need of repair.

     The Company was incorporated under the laws of the State of New York in November 1994 and is a wholly owned subsidiary of Frontier Corporation ("Frontier"). Frontier has served the Rochester market since 1920 and has evolved into a major U.S. diversified telecommunications firm. The Company's operations represented approximately 14.7% of Frontier's consolidated revenues for the year ended December 31, 1995, and 21.4% of Frontier's consolidated assets as of December 31, 1995.

      The principal executive offices of the Company are located at 180 South Clinton Avenue, Rochester, New York
14646-0700.  The telephone number is (716) 777-1000.

General

     The Company derives revenue primarily from fees for local service, network access fees for interconnection of long distance companies, fees for directory advertising and fees for billing and other services provided to long distance companies. The Company also derives revenue from the sale, leasing and maintenance of telephone equipment and the sale of voice mail, custom calling features and advanced number identification products such as caller ID. In addition, the Company offers its network services on a tariff basis for wholesale purchase by other telecommunication service providers, including Frontier Communications of Rochester, Inc., a subsidiary of Frontier. The Company's expenses are primarily related to the development and maintenance of its local exchange network and costs associated with customer service, billing and other general and administrative expenses.

     The Company operates 58 central office and remote switching centers in Rochester, New York. As of December
31, 1995, the Company served 524,630 access lines in the Rochester market, of which 349,201 were residence lines and 175,429 were business lines. As of December 31, 1995 the Company had 33 employees per ten thousand access lines, which approaches the most efficient ratio in the industry.

     Since the beginning of 1988, the Company has invested over $394 million in upgrading its local exchange business in the Rochester market. Over this period, the Company's switching networks have been fully digitized, making Rochester one of the largest cities in the United States to be served by an all-digital network.

     As part of the Company's continuing strategy to provide a greater selection of value-added products, the Company has introduced advanced services such as Caller ID, Caller ID with Name, distinctive ringing, directory-assistance call completion, and an enhanced voice mail platform. The Company has also conducted marketing trials and tests of new technologies such as video-on-demand service using a hybrid fiber-optic/coaxial cable network.


Regulatory Matters

The Open Market Plan

     In February 1993, Frontier (then known as Rochester Telephone Corporation) filed a petition for reorganization with its primary regulator, the New York State Public Service Commission (NYSPSC), which became known as the "Open Market Plan." The Open Market Plan permits Frontier to operate its non-New York State businesses free from NYSPSC regulation, in exchange for the opening to competition of telecommunications services in the Rochester market. The NYSPSC and Frontier's shareholders approved the Open Market Plan in late 1994, and Frontier's local exchange operations in the Rochester market were transferred to the Company on January 1, 1995.

     During the seven year period of the Open Market Plan which became effective on January 1, 1995, the Company will no longer be regulated by rate-of-return regulation, but instead will be regulated under pure price cap regulation. Over this period, planned rate reductions of $21 million will be implemented by the Company to its customers. The agreement calls for the Company to reduce rates by an annualized revenue requirement of $11 million on January 1, 1995, $2.5 million on January 1, 1996, and $1.5 million each succeeding January 1 through and including January 1, 2001. In addition, for regulatory reporting, a total of $17 million is to be credited to the regulated depreciation reserve during this seven year period. During 1995 the Company recorded in its regulated depreciation reserve accounts the required increase of $5.0 million and reflected the 1995 rate reductions by eliminating its charge for residential touchtone service, increasing the base of customers qualifying for lifeline service, and reducing its rates on business touchtone, access charges, and local measured service.

     The Open Market Plan has increased local telephone competition in the Rochester, New York market by providing for (1) the full interconnection of competing local networks including reciprocal compensation for terminating traffic,
(2) equal access to network databases, (3) access to local telephone numbers (4) telephone number portability and (5) resale of the Company's existing services. Competitors, such as AT&T, MFS and Time Warner have already begun providing alternative transmission services and access to local exchange services in the Rochester market. The inherent risk associated with opening the Rochester market is the potential loss of revenues to competitors. However, results in 1995 indicate that a stimulation in demand in the use of the network and new product revenue can offset the losses from customer migration. Increased competition may also lead to additional price decreases for some services, adversely impacting the Company's margins. However the Open Market Plan does not require the Company to rebate any additional earnings achieved through operating efficiencies that previously would have been shared with customers.

     The Open Market Plan also imposes conditions on the declaration of dividends from the Company to Frontier such that the Company may only pay dividends on its common stock when the payment of such dividends will impair neither the Company's service quality nor its ability to finance its short and long term capital needs at reasonable terms, while maintaining specified debt ratings (a target debt rating of "A" from S&P).

Regulatory Accounting

     As of September 30, 1995, the Company discontinued the application of Financial Accounting Standards No. 71 (FAS
71), "Accounting for the Effects of Certain Types of Regulation." The Company discontinued the use of FAS 71 based upon changes in regulation and increasingly rapid advancements in telecommunications technology and other factors creating competitive markets. The discontinuance of regulatory accounting methods resulted in a non-cash post-tax extraordinary charge of $60.4 million, net of applicable income taxes of $34.9 million, primarily caused by the reduction in the recorded value of long-lived telephone plant assets.

Environmental and Other Matters

     The Environmental Protection Agency (EPA) and other agencies regulate a number of chemicals and substances that may be present in facilities used in the provision of telecommunications services. These include preservatives in some wood poles, asbestos in certain underground duct systems, and lead in some cable sheathing. Some components of the Company's network may include one or more of these substances. The Company believes that, in their present uses, any such facilities of the Company pose no significant environmental or health risk that derives from EPA regulated substances. If EPA regulation of any such substance is increased, or if any facilities are disturbed or modified in such a way as to require removal; special handling, storage and disposal may be required for any such facilities removed from use.

Employees and Labor Relations

     As of December 31, 1995 the Company had 1,730
employees, of which 282 were management employees and 1,448 were clerical, service and craft workers. The Rochester
Telephone Workers Association ("RTWA") represents 720 of such clerical and service workers and the Communications
Workers of America, Local 1170 ("CWA")
represents 728 craft and service workers. The union labor contracts are negotiated in three year cycles.

     Under the current three-year contract between the Company and the RTWA, effective August 12, 1994, bargaining unit employees received a 2.0% general increase. On February 12, 1995 they received a 1.0% general increase.
The contract provides that they will receive the same amount of increase on February 18, 1996 and February 16, 1997. The RTWA contract will expire on August 12, 1997.

     The CWA contract with the Company expired on January
31, 1996. Bargaining for a new contract has been underway for some time. To date, no new agreement has been reached.

ITEM 2.   PROPERTIES

     The Company owns its telephone property, which includes: connecting lines between customers' premises and the central office switching equipment; buildings, land and miscellaneous property; and customer premises equipment under lease agreement with the Company.

     The connecting lines include aerial and underground cable, conduit, poles and wires, and microwave equipment.
These facilities are located on public streets and highways or on privately owned land. The Company has permission to use these lands pursuant to local governmental consent or lease, permit, easement, or other agreement.

     The central office switching equipment includes digital electronic switches and peripheral equipment.

     The Company owns or leases the land and buildings in which its central offices, warehouse space, office and traffic headquarters are located. The Company's headquarters are located in a leased seven-story building at 180 South Clinton Avenue, Rochester, New York. The lease expires in 2003 and is renewable for two successive ten-year periods.

ITEM 3.   LEGAL PROCEEDINGS

     On October 3, 1995, AT&T Communications of New York filed a formal complaint with the NYSPSC requesting changes to the Open Market Plan. AT&T asked the NYSPSC to reduce the Company's wholesale rates to resellers by increasing the "wholesale discount" (the margin between wholesale and retail rates) for most services from 5% to 35%. AT&T also complained about other rates and about the terms and conditions of the provisioning of service to resellers.
The NYSPSC considered AT&T's new petition in December, 1995. The NYSPSC comments indicated a desire for the Company and AT&T to meet first to discuss their differences, with a formal proceeding to follow. On
February 2, 1996 the NYSPSC issued an order reconvening the parties to the Open Market Plan, to consider access to electronic systems, the existing wholesale/retail rate differential, the usage surcharge for residential service and information availability. The Company filed a response in early March. Management cannot now predict the ultimate result.

     In its Opinion and Order in Case 87-C-8959, issued
July 6, 1993, the NYSPSC, by a three-to-two vote, imposed a royalty upon the Company in the amount of two percent of the total capitalization of the Company's unregulated operations. The NYSPSC justified the royalty on two grounds: first, that ratepayers are entitled to protection from the potential for cost misallocations and increased risk that accompany diversification of the Company's basic telephone business; and second, that the Company's unregulated operations benefit from their use of the Rochester name and reputation. The NYSPSC rejected the Company's statutory and constitutional defenses and concluded that it possessed the authority under the Public
Service Law to impose a royalty and that its imposition is not unconstitutional. The Company estimates that its potential impact is in the range of $2 million per year.
The royalty, if implemented, would be an imputation against the Company's intrastate revenue requirement. The NYSPSC ordered the Company to file, by August 5, 1993, an accounting plan to account for the royalty amount, together with a plan for returning such amount to ratepayers. The
NYSPSC denied a request for waiver and, on August 5, 1993, the Company filed its plan.

     On June 30, 1994, the Appellate Division unanimously upheld the Commission's Order. The Court of Appeals, on October 31, 1995, unanimously confirmed the Commission's authority, as a generic matter, to utilize the royalty as a ratemaking tool subject to review of its application in individual cases, including any application to the Company, in the future. The Company has agreed within the context of the Rate Stabilization Plan, which is part of the Open Market Plan, that no additional revenue requirement adjustments resulting from the Royalty proceeding will be made during the duration of the Open Market Plan.


ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Omitted pursuant to General Instruction J.


                             PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           SECURITY MATTERS

           The Company is a wholly-owned subsidiary of Frontier.
Therefore there is no established public trading market for the no par value, common stock of the Company.

           The Open Market Plan, discussed under Item I, imposes conditions on the declaration of dividends from the Company to Frontier such that the Company may only pay dividends on its common stock when the payment of such dividends will impair neither the Company's service quality nor its ability to finance its short and long term capital needs at reasonable terms, while maintaining specified debt ratings (a target debt rating of "A" from S&P).


ITEM 6.    SELECTED FINANCIAL DATA

           Omitted pursuant to General Instruction J.


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company increased operating income in 1995 by $15.0
million or 20.8% over 1994.   Strong increases in local
service revenues coupled with continued reductions in operating expenses were the primary factors contributing to this growth.

     Overall for the year ended December 31, 1995 the Company reported a net loss of $12.5 million as compared to 1994's reported net income of $28.3 million. The reason for the reported net loss for the year was the Company's decision to discontinue the provisions of Financial Accounting Standards Board Statement No. 71 ("FAS 71"), "Accounting for the Effects of Certain Types of Regulation" in the third quarter of 1995. The Company discontinued the use of FAS 71 based upon changes in regulation and increasingly rapid advancements in telecommunications technology and other factors creating competitive markets. The discontinuance of regulatory accounting methods resulted in a non-cash extraordinary charge of $60.4 million, net of taxes. In addition the Company adopted FAS 116, "Accounting for Contributions Received and Contributions Made" in the third quarter resulting in an additional one-time cumulative effect charge to earnings of $1.0 million, net of taxes.

     Income before extraordinary item and cumulative effect of changes in accounting principles was $49.0 million for the year ended December 31, 1995 as compared to $35.0 million for the year ended December 31, 1994. Income before taxes, extraordinary item and cumulative effect of changes in accounting principles for 1995 was $77.9 million or a 45.8% increase over the comparable 1994 number of $53.4 million. Details of specific line item changes are discussed below.

RESULTS OF OPERATIONS

     Revenues. In 1995, revenues increased $7.0 million to $315.3 million, an increase of 2.3% over 1994. Access line growth was 4.5% in 1995, more than double the 1994 growth rate of 1.9%. Higher demand for enhanced services in the environment of the Open Market Plan also contributed to the 1995 revenue increase. In general, prices being charged both to customers and long distance companies for access service usage have declined over the past three years due to regulatory requirements and to increased competition in the Company's largest markets. The Company expects retail and wholesale prices to decline as competition increases and regulatory controls are relaxed.

     Operating Costs and Expenses.   Operating expenses in
1995 decreased by $5.2 million or 3.5% over total operating expenses for 1994. The primary reasons for the operating expense reductions included lower labor costs due to the transfer of some employees and some operational functions such as sales and marketing from the Company to Frontier Communications of Rochester and Frontier ($3.3 M), a permanent reduction in employee benefits ($3.2M), and a reduction in the amortization of software development costs ($1.8M). These reductions in operating expense were partially offset by increases in yellow page commission expenses ($1.1M), advertising expenses ($1.0M) and other maintenance expenses ($1.0M). Operating taxes decreased $3.1 million or 10.7% over 1994. The primary reason for the operating tax reduction was a utility tax law change in 1995 that shifted the access charge deduction from interexchange carriers to local exchange carriers.

     Operating Income. Operating income for 1995 was $87.0 million compared to $72.0 million in 1994, an increase of 20.8%. Income before extraordinary item and cumulative effect of changes in accounting principles was $49.0 million, an increase of $14.0 million or 40% compared to 1994. These increases in operating income were caused by both the continuing growth in local service revenues and the continued reduction in operating expenses as discussed above.

Other Income Statement Items

     Interest Expense. Interest expense was down 46.0% from $11.6 million in 1994 to $6.2 million in 1995. The primary reasons for the reduction in interest expense are lower average outstanding debt levels under the Revolving
Credit Agreement during 1995 and a lower effective composite interest rate on the Company's outstanding debt during 1995 as compared to 1994. In 1994, the allocation of interest expense to the Company was based on the effective composite interest rate paid on the consolidated debt of the Company and Frontier. The Company's average outstanding debt during 1995 was $90.2 million as compared to $125.0 million in 1994. This reduction reflects the Company's decision during 1995 to use internally generated cash flows to reduce outstanding debt before the declaration of cash dividends. The composite interest rate applicable to the outstanding debt during 1995 was 6.9% as compared to a composite interest rate of 9.2% on the debt outstanding during 1994.

     Other Expense, Net. Other expense, net, was $2.8 million for 1995 compared to $7.0 million in 1994. The primary reason for this reduction was the elimination in 1995 of the legal and administrative costs of filing the Open Market Plan.

     Income Taxes. The effective tax rate in 1995 was 37.1%. This compares to an effective income tax rate of 34.4% in 1994 and 36.0% in 1993. The primary reason for the increase in the effective tax rate for 1995 is a reduction of tax exempt interest income to the Company.

     Nonrecurring charges. In 1995, the Company discontinued the application of FAS 71 (See Note 2 in the financial statements). The impact of discontinuing FAS 71 amounted to a one-time charge of $60.4 million in the third quarter of 1995. In addition, the Company adopted FAS 116. The cumulative effect of the adoption of this standard resulted in a charge of $1.0 million also reflected in the third quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents

     At December 31, 1995, the Company had $5.6 million in cash and cash equivalents. Cash generated from operations amounted to $98.6 million in 1995 as compared to $96.7 million in 1994. Capital expenditures increased $3.7 million to a total of $38.6 million in 1995 compared to $34.9 million in 1994. No dividends were declared during 1995. Total debt repayments during 1995 amounted to $99.7 million. Net proceeds from new debt offerings were $39.6 million. These proceeds were from the issuance of $40 million of medium term notes in March 1995, the Company's public debt requirement under the Open Market Plan (See Note 4 in the financial statements).

Debt

  As of December 31, 1995 the Company's total outstanding long-term debt amounted to $60.3 million. This debt consisted of $20.3 million under the Company's Revolving Credit Agreement and $40.0 million of medium term notes issued on March 27, 1995. The net proceeds from the medium term notes were used to pay down $40.0 million of the Company's outstanding balance under the Revolving Credit Agreement. Cash generated from operations was used to repay an additional $59.7 million under the Revolving Credit Agreement during 1995. The current debt ratings on the Company's medium term notes from Standard & Poor's and Duff & Phelps is AA, from Fitch, AA-, and from Moody's, A1.

Debt Ratio and Interest Coverage

  The Company's debt ratio was 19.4% as of December 31, 1995. This compares to a debt ratio of 29.1% at December
31, 1994. This change is primarily due to the retirement of outstanding debt under the Revolving Credit Agreement. Pre-tax interest coverage was 13.5 times for the year ended
December 31, 1995 as compared with 5.6 times for the year ended December 31, 1994, excluding nonrecurring charges.

Capital Spending

  The Company plans to spend a total of approximately $45
million on its capital program during 1996. The total 1996 capital program represents an increase of $6.4 million or 16.5% over 1995.

Cash Flows

     Cash Flow from Operating Activities. Cash flow from operations amounted to $98.6 million during 1995 as compared to $96.7 million in 1994. The primary drivers of the cash flow increase were increases in operating income, trade accounts payable, affiliate accounts payable and the postretirement benefit obligation offset by decreases in, accounts receivable, accrued interest and taxes and prepaid directory costs.

     Cash Flow from Investing Activities. Expenditures on property, plant and equipment for 1995 amounted to $38.6 million, an increase of $3.7 million from the $34.9 million spent during 1994.

     Cash Flow from Financing Activities. Net cash flow from financing activities amounted to an outflow of $54.4 million during 1995, compared with net outflows of $61.8 million during 1994. During 1995, the Company issued $40.0 million of new medium term notes, using the net proceeds of the debt issuance to pay down $40.0 million of outstanding debt under the Revolving Credit Agreement. In addition, the Company paid down an additional $59.7 million of outstanding debt under the Revolving Credit Agreement during 1995. No dividends were declared during 1995.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial statements, together with the report thereon of Price Waterhouse LLP, dated January 22, 1996, is presented on pages 23 through 44 of this Form 10-K report and is incorporated by reference into this item 8.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

           None.


                          PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           Omitted pursuant to General Instruction J.

ITEM 11.   EXECUTIVE COMPENSATION

           Omitted pursuant to General Instruction J.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

           Omitted pursuant to General Instruction J.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Omitted pursuant to General Instruction J.


                           PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.

(a)   (1)  Index to Financial Statements (As required by
           Part II, Item 8)

           Report of Independent Accountants
           Statements of Income for the years ended
                December 31, 1995, 1994 and 1993
           Balance Sheets as of December 31, 1995,
                1994 and 1993
           Statements of Shareowner's Equity for the years ended
                December 31, 1995, 1994 and 1993
           Statements of Cash Flows for the years ended
                December 31, 1995, 1994 and 1993
           Notes to Financial Statements

      (2) Financial Statement Schedule for the years 1995, 1994 and 1993:

           Report of Independent Accountants on Financial Statement
           Schedule
           Valuation and Qualifying Accounts and Reserves - Schedule II

           All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       (3) See Exhibit Index for list of exhibits filed with this report.


       The Registrant hereby agrees to furnish the Commission a copy of each of the Indentures or other instruments defining the rights of security holders of the long-term debt securities of the Registrant and any of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed.

(b) Reports on Form 8-K - The Company did not file any Form 8-K reports in 1995.

(c)    Refer to Item 14(a)(3) above for Exhibits required by Item
601 of Regulation S-K.

(d) Schedules other than set forth in response to Item 14(a)(2) above for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         SIGNATURES
                         __________

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  ROCHESTER TELEPHONE CORP.
                        (Registrant)

            By:/s/Anthony J. Cassara
                  _____________________________
                  Anthony J. Cassara, President

                  Date:  March 20, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10K has been signed below by the following persons in their respective capacities on its behalf of the registrant and on the dates indicated.

     Signature                  Title

/s/ Jeremiah T. Carr
____________________
Jeremiah T. Carr                Chairman of the Board and Director
March 20, 1996

/s/ Anthony J. Cassara
______________________
Anthony J. Cassara               President and Director
March 20, 1996

/s/ Martin Mucci
__________________
Martin Mucci                     Vice President and Treasurer
March 20, 1996                   (principal financial and
                                  accounting officer)

_______*__________
Harlan D. Calkins                 Director
March 20, 1996

_______*__________
Maurice F. Holmes                 Director
March 20, 1996

                         SIGNATURES



_______*__________
Thomas H. Jackson                       Director
March 20, 1996

_______*__________
Richard P. Miller, Jr.                  Director
March 20, 1996

_______*__________
Christine B. Whitman                    Director
March 20, 1996



*By  /s/Anthony J. Cassara
     ---------------------              Manually signed powers of
     Anthony J. Cassara                 attorney for each Director
     Attorney-in-Fact                   are attached hereto and filed
                                        herewith pursuant to
                                        Regulation S-K Item 601(b)24
                                        as Exhibit 24.

Report of Independent Accountants on
Financial Statement Schedule

To the Shareowner of
Rochester Telephone Corp.

Our audits of the financial statements referred to in our report dated January 22, 1996, also included an audit of the Financial Statement
Schedule listed in Item 14 of this Form 10-K. In our opinion, based on our audits, this Financial
Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

By/s/Price Waterhouse LLP
     --------------------
     PRICE WATERHOUSE LLP

Rochester, New York
January 22, 1996


ROCHESTER TELEPHONE CORP.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
AND RESERVES FOR THE YEAR ENDED
DECEMBER 31, 1995
(Table 1 of 3)

In thousands of dollars
                                             Additions
                                   ----------------------------
                        Balance at  Charged to   Charged to
                        beginning     costs        other                       Balance at
   Description           of year     expenses    accounts (1)  Deductions (2)  end of year
                       -----------  ----------   ------------  --------------  -----------
Reserve for
uncollectible accounts     $1,017      $2,563        $6,344        $8,503           $1,421
                       =====================================================================


(1) Primarily recoveries of uncollectible accounts.

(2) Amounts written off against reserve.
(/TABLE>

ROCHESTER TELEPHONE CORP.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
RESERVES FOR THE YEAR ENDED DECEMBER 31, 1994
(Table 2 of 3)

In thousands of dollars
                                            Additions
                                   ---------------------------
                        Balance at  Charged to   Charged to
                        beginning    costs and     other                       Balance at
     Description         of year     expenses    accounts (1)  Deduction (2)   end of year
     -----------        ----------  ----------   ------------  -------------   -----------

Reserve for
uncollectible accounts       $431       $3,229     $6,720         $9,363           $1,017
                        ==================================================================

(1) Primarily recoveries of uncollectible accounts.

(2) Amounts written off against reserve.

ROCHESTER TELEPHONE CORP.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
RESERVES FOR THE YEAR ENDED DECEMBER 31, 1993
(Table 3 of 3)

In thousands of dollars
                                            Additions
                                   ---------------------------
                       Balance at   Charged to   Charged to
                       beginning    costs and      other                       Balance at
     Description        of year     expenses     accounts (1)   Deduction (2)  end of year
     -----------       ----------   ----------   ------------   -------------  -----------

Reserve for
uncollectible accounts       $269      $4,322      $7,345         $11,505            $431
                      =====================================================================

(1) Primarily recoveries of uncollectible accounts.

(2) Amounts written off against reserve.

Report of Independent Accountants

To the Shareowner of
Rochester Telephone Corp.

In our opinion, based upon our audits, the accompanying balance sheets and the related statements of income, shareowner's equity and cash flows present fairly, in all material respects, the financial position of Rochester Telephone
Corp. at December 31, 1995, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 9 to the financial
statements, during the third quarter of 1995 the Company adopted the provisions of Statement of Financial Accounting Standards No. 116,
"Accounting for Contributions Received and
Contributions Made."

As discussed in Note 2 to the financial
statements, during the third quarter of 1995 the Company discontinued accounting in accordance with Statement of Financial Accounting Standards No.
71, "Accounting for the Effects of Certain Types of Regulation."

As discussed in Note 9 to the financial
statements, during the first quarter of 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112,
"Employers' Accounting for Post Employment
Benefits."

The accompanying financial statements represent the carve out of the Company's results from operations and net assets from the December 31, 1994 and 1993 historical consolidated financial statements of Frontier Corporation (formerly
Rochester Telephone Corporation).


By/s/Price Waterhouse LLP
     ------------------
     PRICE WATERHOUSE LLP

January 22, 1996
1900 Chase Square
Rochester, New York  14604

ROCHESTER  TELEPHONE  CORP.
STATEMENTS OF INCOME


-------------------------------------------------------------------------------------------------

In thousands of dollars       Years Ended Ended December 31,         1995       1994      1993
-------------------------------------------------------------------------------------------------
Revenues                                                          $315,335   $308,349   $301,348
-------------------------------------------------------------------------------------------------

Operating Costs and Expenses
----------------------------
Operating expenses                                                 146,236    151,472    151,486
Depreciation and amortization                                       56,549     56,235     54,040
Taxes other than income taxes                                       25,589     28,647     28,453
Software write-off                                                       -          -      3,300
-------------------------------------------------------------------------------------------------
        Total Operating Costs and Expenses                         228,374    236,354    237,279
-------------------------------------------------------------------------------------------------

Operating Income                                                    86,961     71,995     64,069
Interest expense                                                     6,237     11,550     11,275
Other expense, net                                                   2,839      7,013      4,333
-------------------------------------------------------------------------------------------------

Income Before Taxes, Extraordinary Item and Cumulative
Effect of Changes in Accounting Principles                          77,885     53,432     48,461
Income taxes                                                        28,878     18,386     17,441
-------------------------------------------------------------------------------------------------

Income Before Extraordinary Item and Cumulative
Effect of Changes in Accounting Principles                          49,007     35,046     31,020
Extraordinary item                                                 (60,441)         -          -
Cumulative effect of changes in accounting principles               (1,020)    (6,729)         -
-------------------------------------------------------------------------------------------------

Net (Loss) Income                                                $ (12,454)  $ 28,317   $ 31,020
-------------------------------------------------------------------------------------------------

See accompanying Notes to Financial Statements

ROCHESTER  TELEPHONE  CORP.
BALANCE SHEETS

--------------------------------------------------------------------------------
In thousands of dollars       December 31,           1995      1994      1993
--------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                          $  5,643  $     -  $      -
Accounts receivable, (less allowance for
  uncollectibles of $1,421, $1,017, and $431
  respectively)                                      54,450   53,608    53,037
Accounts receivable - affiliates                      2,273        -         -
Materials and supplies                                3,084    3,623     3,274
Prepaid directory                                    13,038   10,767     9,570
Other prepayments                                     1,752    1,805     2,102
--------------------------------------------------------------------------------
    Total Current Assets                             80,240   69,803    67,983
--------------------------------------------------------------------------------
Property, plant and equipment, net                  340,545  465,747   496,554
Prepaid pension                                      28,305   11,739     6,117
Deferred and other assets                             1,799   21,592    31,335
-------------------------------------------------------------------------------
    Total Assets                                   $450,889 $568,881  $601,989
===============================================================================

LIABILITIES AND SHAREOWNER'S EQUITY
Current Liabilities
Accounts payable                                   $ 42,054 $ 29,995  $ 28,316
Accounts payable - affiliates                         9,770        -         -
Advances from affiliate                               5,753        -         -
Advance billings                                      5,120    7,597     7,688
Taxes accrued                                         5,602    4,970     5,252
Interest accrued                                        784    2,748     4,127
Other current liabilities                             4,736    2,888     2,733
-------------------------------------------------------------------------------
    Total Current Liabilities                        73,819   48,198    48,116
-------------------------------------------------------------------------------
Long-term debt                                       60,300  120,000   130,000
Deferred income taxes                                36,196   75,384    89,216
Postretirement benefits obligation                   20,253   15,597     8,646
Other long-term liabilities                           9,238   17,604    10,429
Common stock, no par, no stated value               263,537  292,098   292,098
Retained earnings                                  (12,454)        -    23,484
-------------------------------------------------------------------------------
Total Liabilities and Shareowner's Equity         $450,889  $568,881  $601,989
===============================================================================

See accompanying Notes to Financial Statements

ROCHESTER  TELEPHONE  CORP.
STATEMENTS OF SHAREOWNER'S EQUITY

-------------------------------------------------------------------------------
In thousands of dollars                              1995      1994     1993
-------------------------------------------------------------------------------

COMMON STOCK
1,000 shares authorized, no par value
 (772 shares issued and outstanding)
Balance, January 1                                $292,098  $292,098  $292,098
Equity adjustment on assets transferred 1/1/95     (28,561)        -         -
-------------------------------------------------------------------------------
Balance, December 31,                              $263,537  $292,098 $292,098
===============================================================================

RETAINED EARNINGS
Balance, January 1                                 $      -  $ 23,484 $ 38,399
Net (loss) income                                   (12,454)   28,317   31,020
Common stock dividends                                    -   (51,801) (45,935)
-------------------------------------------------------------------------------
Balance, December 31,                              $(12,454) $      - $ 23,484
===============================================================================

See accompanying Notes to Financial Statements

ROCHESTER  TELEPHONE  CORP.
STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------
In thousands of dollars       Years Ended December 31,        1995       1994       1993
----------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net (Loss) Income                                         $ (12,454)  $ 28,317   $ 31,020
-----------------------------------------------------------------------------------------
Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
        Extraordinary item                                   95,317          -          -
        Cumulative effect of change in accounting
                principle                                     1,569     10,352          -
        Depreciation and amortization                        56,549     56,235     54,040
        Depreciation reserve adjustment                           -      9,500          -
        Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable    (54,450)      (571)     3,030
              Increase in accounts receivable - affiliates   (2,273)          -         -
              Decrease (increase) in materials and supplies     170       (349)     1,349
              (Increase) decrease in prepaid directory       (2,271)    (1,197)       497
              (Increase) decrease in other prepayments         (208)       297        (29)
              Increase in prepaid pension                   (16,566)    (5,622)    (3,370)
              Decrease (increase) in deferred and other
                assets                                        5,210      9,743    (12,757)
              Increase (decrease) in accounts payable        40,401      1,679     (2,900)
              Increase in accounts payable - affiliates       9,770          -          -
              (Decrease) increase in advance billings        (2,207)       (91)        24
              Increase (decrease) in accrued interest         1,344     (1,661)      (953)
                & taxes
              Increase in other current liabilities           1,848        155      2,733
              Increase in postretirement benefits
                obligation                                    5,262      6,951      8,646
              (Decrease) increase in deferred income        (30,418)   (13,832)     7,407
              Increase (decrease) in other long term
                liabilities                                   2,046     (3,177)     8,294
------------------------------------------------------------------------------------------
                Total Adjustments                           111,095     68,412     66,011
------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                    98,641     96,729     97,031
------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Expenditures for property, plant and equipment              (38,619)   (34,928)   (41,096)
------------------------------------------------------------------------------------------
        Net Cash Used in Investing Activities               (38,619)   (34,928)   (41,096)
------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Repayments of long-term debt                                (99,700)   (10,000)   (10,000)
Proceeds from long-term debt                                 39,568          -          -
Advances from affiliates                                      5,753          -          -
Dividends paid                                                    -    (51,801)   (45,935)
------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                       (54,379)   (61,801)   (55,935)
-------------------------------------------------------------------------------------------
Net Increase in Cash & Cash Equivalents                       5,643          -          -
Cash and Cash Equivalents at Beginning of Year                    -          -          -
-------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                    $ 5,643    $     -   $      -
===========================================================================================
See accompanying Notes to Financial Statements

                 ROCHESTER TELEPHONE CORP.

               Notes to Financial Statements


Note 1:     Significant Accounting Policies
            _______________________________


Basis of Accounting

      The accounting policies of Rochester Telephone Corp. (the "Company"), a wholly owned subsidiary of Frontier Corporation ("Frontier"), are in conformity with generally accepted accounting principles. Preparation of financial statements in conformity with generally accepted accounting principles requires the use of management estimates. During the third quarter of 1995 the Company discontinued accounting for its operations under Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the effects of Certain Types of Regulation" (see Note 2).

Comparative Financial Statements

      The Company's net assets were transferred from its parent company, Frontier, on January 1, 1995. The Company's comparative financial statements for 1994 and 1993 represent the carve-out of the Company's results from operations and net assets from the historical financial statements of Frontier. The historical financial statements of the Company were included in the consolidated financial statements of Frontier. The 1994 and 1993 comparative financial statements assumed that the net cash flow generated from operating activities, less those expenditures for property, plant and equipment and repayment of long term debt, was paid to Frontier in the form of a cash dividend. The Company's management believes that the assumptions used in preparing the carve-out financial statements provide a reasonable basis for presenting the results of operations and net assets of the Company.

Allocation of Corporate Overhead

     The results of operations of the Company include allocations of corporate expenses from Frontier. These costs include primarily executive, corporate planning, legal, tax, treasury, corporate communications, and corporate accounting functions. They are allocated to the Company based on a weighted average of four mutually beneficial factors; employees, revenues, capitalization and common equity. The methodology used to allocate these corporate mutually beneficial costs is considered reasonable and has been approved for use by the New York State Public Service Commission ("NYSPSC") prior to the separation of the companies under the Open Market Plan agreement (see Note
11).

Common Stock

      The value assigned to common stock of the Company was determined based on the historical net book value of the assets transferred from Frontier to the Company on January 1, 1995. The adjusted net book value of the assets transferred, as of January 1, 1995, was $263.5 million. For 1994 and 1993, the value assigned to common stock of the Company was based on the historical net book value of the assets represented by the carve-out, as if they were transferred from Frontier on January 1, 1993.

Fair Value of Financial Instruments

      Cash and cash equivalents are valued at their carrying amounts, which are reasonable estimates of fair value. The fair value of long-term debt is estimated using rates currently available to the Company for debt with similar terms and maturities. The fair value of all other financial instruments approximates cost as stated.

Materials and Supplies

      Materials and supplies are stated at the lower of cost or market, based on weighted average unit cost.

Property, Plant and Equipment

      Additions to and replacements of property, plant and equipment are capitalized at original cost, including the costs of benefits and supervision applicable to construction labor. The cost of depreciable property units retired, plus removal costs less salvage is charged to accumulated depreciation. Replacement of items not considered units of property and all repairs and maintenance are charged to operating expense. The Company's provision for depreciation is based on the straight-line, average remaining life method for the various classes of plant. The range of service lives were adjusted during 1995 as a result of the Company discontinuing the application of FAS 71 (see note 2). The current service lives as of December 31, 1995 are as follows:

      Furniture and fixtures                 12 to 20 years
      Central office equipment               8 to 13.5 years
      Local and toll service lines           12 to 25 years
      Station Equipment                      10 to 21 years
      Buildings and building improvements    5 to 35 years

Federal Income Taxes

      The Company is included in the consolidated federal income tax return of Frontier. The Company pays Frontier for the federal income tax liability resulting from the filing by Frontier of a consolidated U.S. federal income tax return, determined on a separate entity basis. For federal income tax purposes, the Company takes maximum advantage of available tax incentives. In addition, certain interest and other costs capitalized for financial statement purposes are deducted in computing federal income taxes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when those differences are expected to reverse.

Cash Flows

        For purposes of the Statement of Cash Flows, the Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

      Actual interest paid was $9.3 million, $14.0 million, and $12.7 million for the years ended December 31, 1995, 1994, and 1993 respectively. In addition, actual income taxes paid were $33.2 million, $28.6 million, and $10.0 million for the years ended December 31, 1995, 1994, and 1993 respectively.

Software Write-off

      During 1993, as part of the Settlement Agreement with the NYSPSC, the Company agreed to write-off one-half of the costs ($3.3 million), previously deferred in prior years, as part of a project to redesign customer account records, order flow and customer billing records. The project was abandoned after it was determined that the cost to complete it was substantially greater than initially estimated.

Revenue Recognition

      Customers are billed as of monthly cycle dates.
Revenue is recognized as service is provided and unbilled usage is accrued.

Reclassifications

      Certain prior year amounts have been reclassified to conform to current year presentation.


Note 2:    Discontinuation of Regulatory Accounting Principles
           ___________________________________________________

      Effective September 30, 1995, the Company discontinued the application of FAS 71 on its regulated telephone operations. This change was based on the Company having achieved full price regulation on both the intrastate and interstate regulated telephone operations and recognition of the fact that competition has increased to the point where the Company believes traditional rate-base, rate of return regulation for setting prices based on historical and future costs is no longer feasible.

      As a result of the discontinuance of FAS 71, the Company recorded a non-cash extraordinary charge of $60.4 million, net of an income tax benefit of $34.9 million, as of September 30, 1995. The components of the extraordinary charge follow:

In Millions of dollars                            Pre-Tax     After-Tax
-----------------------------------------------------------------------
Increase to the accumulated depreciation balance  $ 105.4     $ 68.5
Elimination of other net regulatory liabilities     (10.1)      (0.9)
Accelerated amortization of tax credits               -         (7.2)
-----------------------------------------------------------------------
                                                  $  95.3     $ 60.4
-----------------------------------------------------------------------

      The adjustment of $105.4 million to net plant was necessary because estimated useful lives and depreciation methods historically prescribed by regulators did not keep up with the rapid pace of technological changes in the Company and differed significantly from those used by unregulated enterprises. Net plant balances were adjusted by increasing the accumulated depreciation balance. The increase to the accumulated depreciation balance was determined by a depreciation reserve study that identified inadequate accumulated depreciation levels by individual asset categories. The Company believes the reserve shortfalls developed over the years as a result of the systematic underdepreciation of assets resulting from the regulatory process.

      When adjusting its net telephone plant, the Company gave effect to shorter, more economically realistic lives. These depreciable lives were benchmarked against industry standards and also reviewed with independent telecommunications technology consultants. The following is a summary of average depreciable lives before and after the discontinuation of FAS 71.

Asset Category                     Before             After
----------------------------------------------------------------------
Central Office Equipment
   Digital Switching                20.0              13.5
   Analog Switching                 12.0               8.0
   Circuit Equipment                12.0               8.0
Cable & Wire Facilities
   Aerial Metallic                  27.0              19.0
   Underground Metallic             35.0              12.0
   Buried Metallic                  24.0              18.0
   Fiber Optic                      35.0              25.0
----------------------------------------------------------------------

      The discontinuance of FAS 71 also required the Company to eliminate for financial reporting the effects of any actions of regulators that had been previously recognized as regulatory assets and liabilities pursuant to FAS 71. These net regulatory liabilities primarily consist of pension credits, interest on unfunded OPEB liability, deferred software costs and other deferred costs being amortized over time for regulatory reporting.

      Tax-related adjustments were required to adjust excess deferred tax levels to the currently enacted statutory rates and to eliminate tax-related regulatory assets and liabilities. Prior to the discontinuance of FAS 71, the Company had recorded deferred income taxes on the cumulative amount of tax benefits previously flowed through to ratepayers and recorded a regulatory asset for the same amount. Also, the Company had recorded a regulatory liability for the difference between deferred taxes at higher historical tax rates than with those currently enacted. At the time the Company discontinued the application of FAS 71, the above tax-related regulatory assets and liabilities were eliminated and deferred tax balances adjusted to reflect the application of FAS 109 consistent with unregulated enterprises. In addition to these tax impacts, the Company, prior to the discontinuance of FAS 71, used the deferral method of accounting for investment tax credits. This method provided for the amortization of the credits as a reduction to tax expense over the life of the assets that gave rise to the tax credit. The impact of discontinuing FAS 71 will not be significant to the results of operations in the future.


Note 3:    Property, Plant and Equipment
           _____________________________

      Major classes of property, plant and equipment are summarized below:

                                              December 31,
In thousands of dollars             1995         1994        1993
_______________________         __________________________________

Land, buildings and building
        improvements              $ 46,182    $ 45,939    $ 45,179
Local and toll service lines       418,918     408,234     394,705
Central office equipment           339,390     337,468     332,019
Station equipment                   11,357      11,790      10,542
Furniture and fixtures              44,019      41,223      42,401
Plant under construction            17,716      21,228      18,663
Less: Accumulated Depreciation     537,037     400,135     346,955
                                   _______________________________
                                  $340,545    $465,747    $496,554
                                  ================================

Depreciation expense was $56.5 million, $56.2 million, and $54.0 million for the years ending December 31, 1995, 1994 and 1993, respectively.

Note 4:    Long-Term Debt
           ______________
                                                  December 31,
In thousands of dollars                 1995         1994        1993
_______________________            ___________________________________
Debentures
 10.46 % convertible, due
       October 27, 2008            $      -   $    5,300   $    5,300
 9 %, due January 1, 2020                 -       69,785      100,000
 9 %, due August 15, 2021                 -      100,000      100,000
                                    _________________________________
                                          -      175,085      205,300

Medium-term notes, 8.77 % - 9.30 %,
  due 2000 to 2004                        -      179,000      179,000
Medium-term notes, 7.51 %,
  due 2002    (a)                   40,000             -            -
Revolving credit and term loan      20,300       120,000            -
  agreements  (b)                 ____________________________________
Sub-total                           60,300       474,085      384,300
Less - Discount on long-term debt,       -         2,977        3,422
        net of premium            ____________________________________
Total long-term debt                60,300       471,108      380,878
Long-term debt allocated to
   Frontier  (c)                         _      (351,108)    (250,878
                                  ------------------------------------
                                  $ 60,300      $120,000     $130,000
                                  ====================================


      At  December 31, 1995, aggregate debt maturities were:
     (in thousands of dollars)

        1996     1997   1998     1999     2000
        ----     ----   ----     ----     ----
        $ -      $ -    $ -    $20,300   $ -

 (a) In accordance with the Open Market Plan agreement, the Company issued $40 million of medium-term notes on March 27, 1995. Interest is payable semi-annually on March 27 and September 27 through the maturity date of March 27, 2002. This debt is registered under the Securities Act of 1933 and maintains current debt ratings of AA from Standard & Poor's and Duff & Phelps, AA-from Fitch and A1 from Moody's.

(b) In December 1994, the Company entered into a Revolving Credit agreement with seven commercial banks. The agreement established a $160 million secured line of credit until December 18, 1999. This agreement was amended at the end of the first quarter of 1995 to reduce the maximum line of credit under the agreement from $160 million down to $100 million and release the security interest in the assets of the Company. Commitment fees during the revolving loan period are .07% per year on the outstanding commitment and are paid quarterly. Interest on amounts drawn down are based on either the prime rate, the London Interbank Offered rate plus .13% or a competitive bid. As of December 31, 1995, the Company had two outstanding short-term borrowings under the revolving credit agreement; one for $10.3 million at 6.15% and one for $10.0 million at 6.06%.

        Borrowings under the Revolving Credit Agreement are classified as long-term debt as the Company intends to refinance the debt on a short-term basis either through continued short-term borrowings or available credit facilities with unused commitments extending beyond one year.

(c) The allocation of debt to the Company for the years 1994 and 1993 was based on a ratio of debt to total capital of 30%. In accordance with Open Market Plan with the NYSPSC, the initial ratio of long-term debt to total capital was not to exceed 40.37%, and the amount of public long-term debt to be maintained by the Company could not be less than $40 million.

(d)     In accordance with FAS 107, "Disclosures about Fair
        Value of Financial Instruments," the Company estimates that the fair value of the debt, based on rates currently available to the Company for debt with similar terms and remaining maturities, is $63.4 million.


Note 5:    Income Taxes
           ____________

      The provision for income taxes consists of the following
      (in thousands):

                                   December 31,
                            ______________________________
In thousands of dollars         1995     1994      1993
-----------------------     ------------------------------
Federal
   Current                   $30,358   $26,012   $21,841
   Deferred                   (1,480)   (7,626)   (4,400)
                           -------------------------------
                             $28,878   $18,386   $17,441
                          ================================

      The Company is taxed under Article 9 of the New York
State Tax Law on the basis of gross receipts, not net taxable income. Therefore, there is no current state tax provision for income taxes.

      The reconciliation of the federal statutory income tax rate with the effective income tax rate reflected in the financial statements is as follows:

                                           December 31,
                             _____________________________________________
In thousands of dollars            1995         1994            1993
_______________________      _____________________________________________
Federal income tax expense   $27,260  35.0%  $18,701 35.0%  $16,961  35.0%
  at statutory rate
Accelerated depreciation       2,521   3.2%    2,650  5.0%    2,496   5.2%
Investment tax credit          (597)  -0.8%    (934) -1.8%   (1,164) -2.4%
Miscellaneous                  (306)  -0.3%  (2,031) -3.8%     (852) -1.8%
                             ---------------------------------------------
Total federal income tax     $28,878  37.1%  $18,386 34.4%   $17,441 36.0%
                             =============================================


      Deferred tax liabilities (assets) are comprised of the following:

                                           December 31,
                              ----------------------------------
In thousands of dollars          1995        1994          1993
-----------------------       ----------------------------------
Accelerated depreciation      $35,507      $65,340       $69,795
Investment tax credit               -        7,853         8,788
Pension - FAS 87                7,277        4,291         2,296
Miscellaneous                     873        5,710        12,538
                              ----------------------------------
Gross deferred tax
        liabilities            43,657       83,194        93,417
                              ----------------------------------
Postretirement benefits
        obligation             (5,767       (5,378)       (3,106)
Deferred compensation             (85)        (486)         (543)
Miscellaneous                  (1,609)      (1,946)         (552)
                              -----------------------------------
Gross deferred tax assets      (7,461)       (7,810)      (4,201)
                              -----------------------------------
Net deferred tax
        liabilities           $36,196       $75,384      $89,216
                              ===================================



Note 6:  Service Pensions and Benefits

      The Company, through various contributory and non-contributory retirement plans, provides retirement benefits for substantially all employees. Benefits are based on years of service and average salary. During 1995, the Company recognized a curtailment gain of $1.7 million reflecting the freezing of defined benefit plans sponsored by Frontier for non-bargaining unit employees as of December 31, 1996. "Freezing" the plan means the Company will cease making future contributions to the plan and that the future monthly pension benefits of eligible participants will be based on the participant's accrued years-of-service and final average compensation as of December 31, 1996. In addition retirement and service requirements are being reduced by three years, pension benefit formulas will be increased by a factor of 20% for all participants with five or more years of service on December 31, 1996 and all employees with a date of hire prior to January 1, 1995 will become 100% vested under the plan amendments.

      The allocation of net pension assets and expense to the Company was based on the ratio of the number of employees who were transferred from Frontier to the Company as of January 1, 1995, the effective date of independent operations of the Company.

                                          December 31,
                                      ---------------------------
In thousands of dollars                 1995     1994      1993
                                      ---------------------------
Actuarial present value of benefit
  obligations:
Vested benefit obligation             $78,348  $244,842  $223,147
Accumulated benefit obligation         87,053   255,216   242,463
                                      ---------------------------
Plan assets at fair value,
  primarily fixed income
  securities and common stock         102,477   303,793   317,250
Projected benefit obligation          (88,098) (266,331) (277,824)
                                      ----------------------------
Funded status                          14,379    37,462    39,426
Unrecognized net loss (gain)           14,911   (23,195)  (32,909)
Unrecognized net transition asset      (1,211)   (2,063)   (2,766)
Unrecognized prior service cost           226       625     3,068
Less: Allocation of pension assets         -     (1,090)     (702)
  to Frontier                         ----------------------------
Pension asset reflected in the
  Balance Sheet                       $ 28,305  $ 11,739  $  6,117
                                      ============================

                                             December 31,
                                      ----------------------------
In thousands of dollars                  1995       1994     1993
-----------------------               ----------------------------
Service cost                             2,853     5,328     5,289
Interest cost on projected benefit       5,950    19,322    19,050
   obligation
Actual (return) loss on plan assets    (22,485)    1,406   (32,610)
Net amortization and deferral           10,039   (30,731)    5,911)
                                      -----------------------------
Net periodic pension benefit            (3,643)   (4,675)   (2,360)
Benefit resulting from regulatory       (1,090)   (1,453)   (1,453)
   agency actions
Amount due to curtailment benefit       (1,712)        -         -
                                      -----------------------------
Net periodic pension benefit
   recognized                         $ (6,445)   (6,128)   (3,813)
                                      =============================

      The projected benefit obligation at December 31, 1995, 1994 and 1993 was determined using an assumed weighted average discount rate of 7.5%, 8.5% and 7.25%, respectively, and an assumed weighted average rate of increase in future compensation levels of 5.0%, 5.5% and 5.0%, respectively. The weighted average expected long-term rate of return on plan assets was assumed to be 9.0% at December 31, 1995 and 1994 and 8.75% at December 31, 1993. The unrecognized net transition asset of January 1, 1987 is being amortized over the estimated remaining service lives of employees. As of December 31, 1995 there are two years of amortization remaining on the transition asset.

      The Company also participates in several defined contribution plans. The most significant plan covers substantially all management employees, who make contributions through payroll deductions. Under a revised matching formula beginning January 1, 1996, the Company will match up to 100% of the first 3% of an employee's contribution up to a maximum of $3,000 for 1996. Prior to this change, the Company would match 75% of the employee's contribution up to the first 6% of the employee's annual salary. Any employee contributions above 6% of annual salary would not receive a company match. All company contributions are invested into the Frontier stock fund.
The total cost recognized by the Company under this defined contribution plan was $1.3 million for 1995, $1.8 million for 1994 and $1.6 million for 1993.

Note 7:   Postretirement Benefits Other Than Pensions

      The Company provides health care, life insurance, and certain other retirement benefits for substantially all employees. Plan assets consist principally of life insurance policies and money market instruments. In adopting FAS 106, "Employers' Accounting for Postretirement
Benefits Other Than Pensions," the Company elected to defer the recognition of the transition benefit obligation of $90 million over a period of twenty years.

      During the fourth quarter of 1995, the Company amended its health benefits plan to cap the cost absorbed by the Company for health care and life insurance costs for non-bargaining unit employees who retire after December 31, 1996. All other benefits are discontinued. The effect of this amendment was to reduce the December 31, 1995 accumulated postretirement obligation by $2.3 million.

      The status of the plan is as follows:

                                               December 31,
                                        -----------------------------
In thousands of dollars                    1995      1994       1993
-----------------------                 -----------------------------
Accumulated postretirement benefit
  obligation (APBO) attributable to:
  Retirees                               $ 51,936  $ 57,781  $ 52,432
  Fully eligible plan participants         13,892    17,768    18,213
  Other active plan participants           11,105    15,236    19,179
  Total APBO                               76,933    90,785    89,824
Plan assets at fair value                   3,619     3,813     3,944
APBO in excess of plan assets              73,314    86,972    85,880
Unrecognized transition obligation        (74,481)  (80,684)  (85,167)
Unrecognized net prior service cost        (1,076)   (3,935)        -
Unrecognized net gain                      22,496    14,098     8,706
Less: Allocation of postretirement              -      (854)     (773)
  benefit obligation to Frontier
Accrued postretirement benefit           -----------------------------
  obligation                             $ 20,253  $ 15,597  $  8,646
                                         =============================


The components of the estimated postretirement benefit cost are as follows:

                                                 December 31,
                                         -----------------------------
In thousands of dollars                    1995       1994       1993
-----------------------                  -----------------------------
  Service cost                           $    467  $   664   $  1,422
  Interest on APBO                          5,817    6,587      7,128
  Return on plan assets                     (320)    (350)      (290)
  Amortization of:
    Transition obligation                   4,381    4,482      4,482
    Prior service cost                        196      195          -
    Gains and losses                       (2,228)    (870)         -
                                         -----------------------------
Net postretirement benefit cost          $  8,313  $ 10,708  $ 12,742
                                         =============================

      To estimate these costs, health care costs were assumed to increase 10.5%, 11.2% and 12.0% in 1996, 1995 and 1994, respectively, with the rate of increase declining consistently to 5.0% by 2006 and thereafter. The weighted discount rate was assumed to be 7.5%, 8.5% and 7.25% and the rate of salary increase was assumed to be 5.0%, 5.5% and 5.0% at December 31, 1995, 1994 and 1993, respectively. The expected long-term rate of return on plan assets was 9.0% at December 31, 1995 and 1994 and 7.4% at December 31, 1993.
If the health care cost trend rates were increased by one percentage point, the accumulated postretirement benefit health care obligation as of December 31, 1995 would increase by approximately $6.7 million while the sum of the service cost and interest cost components of the net postretirement benefit cost for 1995 would increase by approximately $0.6 million.


Note 8:  Stock Option Plans

      Executive officers and directors of the Company are eligible to receive Frontier stock options under the "Management Stock Incentive Plan" and the "Directors Stock Incentive Plan". Under the terms of the Directors Stock Incentive Plan all non-employee directors of the Company are entitled to receive up to 3,000 stock options annually. Executive stock options are issued under the authority of the Frontier Board of Directors. Under the Management Stock Incentive Plan the aggregate number of shares available for grant cannot exceed 1% of the number of issued shares including treasury shares of the Company's common stock during any calendar year. Under the Directors Stock Incentive Plan the maximum number of shares available for grant is 1,000,000 shares.

      The exercise price is the fair market value of the stock on the date of the grant of the stock option. One-third of the options become exercisable on the first year anniversary of the grant date. Another third become exercisable on the second year anniversary and the final third become exercisable on the third year anniversary of the grant date. The options expire ten years from the date of the grant.

      Information with respect to options granted to executive officers and directors of the Company are as follows:

                                                    Option Price
                                        Shares       Per Share
-----------------------------------------------------------------
Outstanding at January 1,1993            9,400    $15.69-$15.75
Granted in 1993                         20,960    $19.06-$19.75
-----------------------------------------------------------------
Outstanding at December 31, 1993        30,360    $15.69-$19.75
Granted in 1994                         38,000    $21.19-$22.69
Exercised in 1994                         (666)          $15.69
-----------------------------------------------------------------
Outstanding at December 31,1994         67,694    $15.69-$22.69
Granted in 1995                        121,200    $19.88-$27.13
Cancelled in 1995                       (9,800)   $19.06-$21.88
-----------------------------------------------------------------
Outstanding as of December 31, 1995    179,094    $15.69-$27.13
=================================================================
Exercisable at December 31, 1995        32,828    $15.69-$22.69
=================================================================

At December 31, 1995, 2,468,007 shares were available for future grant.

Restricted Stock Plan - During 1995, Frontier issued restricted shares of Frontier stock to certain key employees of the Company under its Management Stock Incentive Plan. The stock vests over a period of three years based on Frontier's stock price and continued employment. During 1995, 10,000 shares were issued and outstanding under the plan.


Note 9:    Accounting Pronouncements Adopted

      In September 1995, the Company adopted FAS 116, "Accounting For Contributions Received and Contributions
Made."   FAS 116 requires that the Company reflect in
current expenses an accrual for the cost of unconditional multi-year contributions or pledges. The Company recognized this obligation by recording a one-time cumulative effect charge to net income of $1.0 million, net of income taxes of $0.6 million.

          In January 1994, the Company adopted FAS 112, "Employers' Accounting for Postemployment Benefits." FAS 112 requires that projected future costs of providing postemployment, preretirement benefits, such as disability, prepension leave (salary continuation) and severance pay, be recognized as an expense as employees render service rather than when the benefits are paid. The Company recognized the obligation for postemployment benefits through a cumulative effect charge to net income of $6.7 million, net of taxes of $3.6 million.

      In January 1993, the Company adopted FAS 109, "Accounting For Income Taxes." In accordance with state and federal regulatory orders that required the Company to adopt FAS 109 on a revenue neutral basis, deferred regulatory assets and deferred regulatory liabilities were established. These net regulatory assets and liabilities recorded under FAS 109 were removed as part of the extraordinary adjustment made in September 1995 when the Company discontinued the application of FAS 71 (see Note 2).

Note 10:   Commitments and Contingencies

      Legal Matters - The Company is party to a number of judicial and administrative proceedings involving matters incidental to its business. The Company's management does not believe that any material liability will be imposed as a result of these matters.

      Leases - The Company leases buildings, land, office space, switching and other equipment under various operating lease contracts. Total rental expense amounted to $3.2 million in 1995, $3.4 million in 1994, and $3.7 million in 1993.

      Minimum annual rental commitments under noncancelable operating leases in effect on December 31, 1995 were as follows (in thousands):

                                      Non-Cancellable Leases
                Years                  Buildings    Equipment
--------------------------------------------------------------
        1996                              $  825     $  829
        1997                                 788        741
        1998                                 701        741
        1999                                 634        741
        2000                                 329        741
        2001 and thereafter                  374          -
                                        ----------------------
                           Total          $3,651     $3,793
                                        ======================

        Other Matters - It is anticipated that the Company will expend approximately $45 million for additions to property, plant, and equipment during 1996. In connection with this capital program, the Company has made certain commitments for the purchase of materials and equipment.


Note 11:    Regulatory Matters

Open Market Plan

     At its public meeting on October 13, 1994, the NYSPSC unanimously approved Frontier's Open Market Plan and Corporate Restructuring (Open Market Plan). The Open Market Plan was approved by shareowners in December 1994 and became effective on January 1, 1995. The Open Market Plan promotes telecommunications competition in the Rochester, New York market by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases,
(3) access to local telephone numbers, (4) service provider telephone number portability and (5) resale of the Company's existing services. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which reduces the number of retail customers and potentially causes a decrease in the revenues and profitability for the Company. However, results in 1995 indicate that a stimulation of demand in the use of the network and new product revenue can offset the losses from customer migration. Increased competition may also lead to additional price decreases for some services, adversely impacting the Company's margins. However the Open Market Plan does not require the Company to rebate any additional earnings achieved through operating efficiencies that previously would have been shared with customers.

      During the seven year period of the Open Market Plan Agreement, rate reductions of $21 million, $11.0 million of which occurred in 1995, will be implemented for Rochester area consumers and rates charged for basic residential and business telephone service may not be increased. Under the Open Market Plan Agreement, the Company is no longer subject to rate of return regulation and thus the Company is able to retain any expense savings as well as additional revenue generated from the sale of new products and services.

      On October 3, 1995, AT&T Communications of New York filed a formal complaint with the NYSPSC requesting changes to the Open Market Plan. AT&T asked the NYSPSC to reduce the Company's wholesale rates to resellers by increasing the "wholesale discount" (the margin between wholesale and retail rates) for most services from 5% to 35%. AT&T also complained about other rates and about the terms and conditions of the provisioning of service to resellers.
The NYSPSC considered AT&T's new petition in December, 1995. The NYSPSC comments indicated a desire for the Company and AT&T to meet first to discuss their differences, with a formal proceeding to follow. On
February 2, 1996 the NYSPSC issued an order reconvening the parties to the Open Market Plan, to consider access to electronic systems, the existing wholesale/retail rate differential, the usage surcharge for residential service and information availability. The Company filed a response in early March. Management cannot now predict the ultimate result.

       The Open Market Plan temporarily resolves certain financial questions that are linked to the royalty proceeding, a contested proceeding that has been in litigation since 1994. On October 31, 1995 the New York State Court of Appeals confirmed the general authority of the NYSPSC to utilize a royalty as a ratemaking adjustment. The NYSPSC has agreed that a royalty will not be imposed against Frontier or the Company during the seven year period of the Open Market Plan. The NYSPSC is not precluded from seeking any royalties pursuant to the Royalty Order subsequent to the expiration of the Open Market Plan.

      Costs incurred for the development and implementation of the Open Market Plan were reflected in the category
"other expense" for the years 1994 and 1993. Total incremental costs recognized were $5.1 million in 1994 and $2.4 million in 1993.

Dividend Policy

      The Open Market Plan also imposes conditions on the declaration of dividends from the Company to Frontier such that the Company may only pay dividends on its common stock when the payment of such dividends will impair neither the Company's service quality nor its ability to finance its short and long term capital needs at reasonable terms, while maintaining specified debt ratings (a target debt rating of "A" for S&P).

Incentive Regulation

        Prior to the Open Market Plan, an incentive regulation agreement between the Company and the NYSPSC had been in effect. As part of that agreement, the Company agreed to share with ratepayers 50% of earnings above a threshold rate of return. As a result, the Company's revenue requirement was reduced by $9.5 million in 1994, plus interest. This revenue reduction was credited to the Company's depreciation reserve to alleviate a reserve deficiency rather than refunding cash to ratepayers.

Note 12:  Related Party Transactions

      The advances from affiliate balance at December 31, 1995 of $5.7 million represents funds advanced to the Company by Frontier. In addition, accounts payable to affiliates at December 31, 1995 includes $4.1 million due to Frontier and accounts receivable from affiliates includes $0.1 million due from Frontier. Interest paid to Frontier on these funds was $0.05 million in 1995. There were no outstanding receivables or payables to Frontier at December 31, 1994 and 1993 as all intercompany transactions were assumed to have been settled prior to the end of the accounting period.

      The Company paid $11.9 million 1995, $10.7 million in
1994 and $6.4 million in 1993 to Frontier for allocated corporate charges primarily for executive, legal and financial assistance. The Company also paid $17.2 million and $20.4 million to an affiliate, Frontier Information
Technologies for data processing services and support during 1995 and 1994, respectively. Other services purchased from affiliates include supplies, materials management, telemarketing, long distance, cellular and paging services.
These services amounted to $12.8 million, $7.4 million, and $6.0 million during 1995, 1994 and 1993, respectively.

      In addition, the Company provides to its affiliates, Frontier Communications International and Frontier
Communications of Rochester, billing and collection services, operator services, and business office support services. The Company also provides administrative support services for other regulated telephone company affiliates.
The total of all these services amounted to $7.8 million, $4.2 million and $4.2 million during 1995, 1994 and 1993, respectively.

Note 13:  Subsequent Events

      On January 19, 1996 the Board of Directors passed a resolution to declare an annual dividend payment of $56.0 million to its parent company, Frontier, for the fiscal year 1996. The dividend is to be paid in equal installments of $14.0 million at the close of each quarter, with the first $14.0 million quarterly dividend payable March 29, 1996.

                   ROCHESTER TELEPHONE CORP.
                         EXHIBIT INDEX

Exhibit
Number   Exhibit Description             Reference
-------  -------------------             ---------

  3.1   Certificate of                  Filed herewith
        Incorporation dated
        December 8, 1994

  3.2   Certificate of Amendment        Filed herewith
        to Certificate of
        Incorporation dated
        December 20, 1994

  3.3   By-Laws                         Filed herewith

  4.1   Copy of Credit Agreement        Filed herewith
        between the Company and
        Chase Manhattan Bank, N.A.
        dated December 19, 1994
        and adopted January 1, 1995

  4.2   Copy of Indenture between       Filed herewith
        the Company and Chemical
        Bank, as Trustee, dated
        March 14, 1995

 10.1   Copy of the Restated            Incorporated by reference
        Supplemental Management         to Exhibit 10-14 to Frontier
        Pension Plan and Amendments     Corporation's Form 10-K for the
        Nos. 1 and 2 therto             year ended December 31, 1990

 10.2   Copy of the Restated            Incorporated by reference
        Performance Unit Plan           to Exhibit 10-15 to Frontier
                                        Corporation's Form 10-K for
                                        the year ended
                                        December 31, 1990

10.3    Copy of Amendment No. 1 to      Incorporated by reference
        Restated Performance Unit       to Exhibit 10-21 to
        Plan                            Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1991

10.4    Copy of the Restated            Incorporated by reference
        Supplemental Retirement         to Exhibit 10-23 to
        Savings Plan and Amendment      Frontier Corporation's
        No. 1 thereto                   Form 10-K for the year
                                        ended December 31, 1991

                   ROCHESTER TELEPHONE CORP.
                         EXHIBIT INDEX

Exhibit
Number  Exhibit Description             Reference
------  -------------------             ---------
10.5    Copy of Amendment No. 3 to      Incorporated by reference
        to Restated Supplemental        to Exhibit 10-22 to
        Management Pension Plan         Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1991

10.6    Copy of Amendment No. 2 to      Incorporated by reference
        Restated Performance Unit       to Exhibit 10-21 to
        Plan                            Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1992

10.7    Copy of Amendment No. 4 to      Incorporated by reference
        to Restated Supplemental        to Exhibit 10-22 to
        Management Pension Plan         Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1992

10.8    Copy of Amendment No. 2 to      Incorporated by reference
        the Supplemental Retirement     to Exhibit 10-24 to Savings
                                        Plan Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1992

10.9    Copy of Amendment No. 3 to      Incorporated by reference
        the Performance Unit Plan       to Exhibit 10-30 to Frontier
                                        Corporation's Form 10-Q for
                                        the quarter ended March 31, 1993

10.10   Copy of Amendment No. 5 to      Incorporated by reference
        the Supplemental Management     to Exhibit 10-33 to Frontier
        Pension Plan                    Frontier Corporation's
                                        Form 10-Q for the quarter
                                        ended June 30, 1993

10.11   Copy of Amendment No. 3 to      Incorporated by reference
        the Supplemental Retirement     to Exhibit 10-35 to Frontier
        Savings Plan                    Corporation's Form 10-Q for
                                        the quarter ended June 30, 1993

10.12   Copy of Amendment No. 6 to      Incorporated by reference to
        the Supplemental Management     Exhibit 10-33 to Frontier
        Pension Plan                    Corporation's Form 10-K for the
                                        year ended December 31, 1993

                    ROCHESTER TELEPHONE CORP.
                        EXHIBIT INDEX

Exhibit
Number  Exhibit Description             Reference
------  ------- -----------             ---------

10.13   Copy of the Plan for the        Incorporated by reference
        Deferral of Directors Fees      to Exhibit 10-34 to Frontier
                                        Corporation's Form 10-K for the
                                        year ended December 31, 1994

10.14   Copy of Amendment No. 4 to      Incorporated by reference
        the Supplemental Retirement     to Exhibit 10-31 to
        Savings Plan                    Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1994

10.15   Copy of the Directors'          Incorporated by reference
        Common Stock Deferred           to Exhibit 10-36 to
        Growth Plan                     Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1994

10.16   Copy of Amendment Nos. 7 and    Incorporated by reference
        8 to the Supplemental           to Exhibit 10.19 to
        Management Pension Plan         Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1995

10.17   Copy of the restated            Incorporated by reference
        Management Pension Plan         to Exhibit 10.20 to
                                        Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1995

10.18   Copy of Executive Bonus Plan    Incorporated by reference
                                        to Exhibit 10.21 to
                                        Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1995

10.19   Copy of the restated            Incorporated by reference
        Directors Stock Incentive       to Exhibit 10.22 to
        Plan dated April 26, 1995       Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1995

                    ROCHESTER TELEPHONE CORP.
                         EXHIBIT INDEX

Exhibit
Number  Exhibit Description             Reference
------  -------------------             ---------

10.20   Copy of the Management Stock    Incorporated by reference
        Incentive Plan dated            to Exhibit 10.23 to
        April 26, 1995                  Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1995

10.21   Form of management contract     Filed herewith
        as amended with Mr. Carr

 23     Consent of Independent          Filed herewith
        Accountants - Price Waterhouse

 24     Powers of Attorney for a        Filed herewith
        majority of Directors naming
        Anthony J. Cassara
        attorney-in-fact

 27     Financial Data Schedule         Filed herewith