Form 10-Q
period 1996-03-31
ROCHESTER TELEPHONE CORP /NEW/
filed 1996-05-14
CIK 936105

                           FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                Commission file number  33-91250

                   ROCHESTER TELEPHONE CORP.
     (Exact name of registrant as specified in its charter)

           New York                               16-1469713
(State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification No.)

180 South Clinton Avenue, Rochester, NY          14646-0700
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

No Par, No Stated Value Common Stock:   772 shares outstanding as
of April 30, 1996

The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                   ROCHESTER TELEPHONE CORP.

                           Form 10-Q
                             Index

                                                       Page
                                                       Number
Part I.        FINANCIAL INFORMATION

   Item 1. Financial Statements

       Statements of Income for the three months ended
       March 31, 1996 and March 31, 1995                  3

       Balance Sheets as of March 31, 1996 and
       December 31, 1995                                  4

       Statements of Cash Flows for the three months
       ended March 31, 1996 and March 31, 1995            5

       Notes to Financial Statements                      6

   Item 2. Management's Narrative Analysis of the
           Results of Operations                          8

Part II.   OTHER INFORMATION

   Item 5. Employees and Labor Relations                 12

   Item 6. Exhibits and Reports on Form 8-K              12

   Signatures                                            13

   Index to Exhibits                                     14

                   ROCHESTER TELEPHONE CORP.
                      STATEMENTS OF INCOME
                          (Unaudited)

                              3 Months Ended March  31,
- - ------------------------------------------------------------
In thousands of dollars                1996        1995
- - ------------------------------------------------------------
Revenues                           $ 81,134     $77,652
- - ------------------------------------------------------------
Costs and Expenses
Operating Expenses                   41,371      35,476
Depreciation and amortization        12,799      13,981
Taxes other than income taxes         5,098       6,534
- - ------------------------------------------------------------
     Total Costs and Expenses        59,268      55,991
- - ------------------------------------------------------------
Operating Income                     21,866      21,661
Interest expense                        898       1,738
Other income (expense), net            (631)       (675)
- - ------------------------------------------------------------
Income before taxes and cumulative
effect of change in accounting
principle                            20,337      19,248
Income taxes                          7,136       7,378
- - ------------------------------------------------------------
Income before cumulative effect of
change in accounting principle       13,201      11,870
Cumulative effect of change in
accounting principle for the
impairment of long-lived assets and
for long-lived assets to be
disposed of                           6,949           0
- - ------------------------------------------------------------
Net Income                         $  6,252    $ 11,870
============================================================
See accompanying Notes to Financial Statements

                  ROCHESTER  TELEPHONE  CORP.
                         BALANCE SHEETS
                          (Unaudited)
                                   March 31,  December 31,
- - ------------------------------------------------------------
In thousands of dollars                 1996       1995
- - ------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents           $  2,654    $  5,643
Accounts receivable, (less            51,846      54,450
allowance for uncollectibles of
$1,702 and $1,421, respectively)
Accounts receivable - affiliates       5,565       2,273
Materials and supplies                 3,128       3,084
Prepaid directory                      9,417      13,038
Other prepayments                      1,586       1,752
- - ------------------------------------------------------------
Total Current Assets                  74,196      80,240
Property, plant and equipment, net   328,560     340,545
Prepaid pension                       28,718      28,305
Deferred and other assets              2,295       1,799
- - ------------------------------------------------------------
Total Assets                        $433,769    $450,889
============================================================

LIABILITIES AND SHAREOWNER'S EQUITY
Current Liabilities
Accounts payable                    $ 31,499    $ 42,054
Accounts payable - affiliates         13,013       9,770
Advance from affiliate                     0       5,753
Advance billings                       5,030       5,120
Taxes accrued                         12,080       5,602
Other liabilities                      3,393       5,520
- - ------------------------------------------------------------
     Total Current Liabilities        65,015      73,819
Long-term debt                        64,099      60,300
Deferred income taxes                 30,869      36,196
Postretirement benefits obligation    21,675      20,253
Other long-term liabilities            8,776       9,238
- - ------------------------------------------------------------
     Total Liabilities               190,434     199,806
- - ------------------------------------------------------------

SHAREOWNER'S EQUITY
Common stock, no par, no stated
value                                263,537     263,537
Retained earnings                    (20,202)    (12,454)
- - ------------------------------------------------------------
   Total Shareowner's Equity         243,335     251,083
- - ------------------------------------------------------------
   Total Liabilities and Share-    $ 433,769  $  450,889
   owner's Equity
============================================================
See accompanying Notes to Financial Statements

                  ROCHESTER  TELEPHONE  CORP.
                    STATEMENTS OF CASH FLOWS
                          (Unaudited)
                                     3 Months Ended March 31,
- - -------------------------------------------------------------
In thousands of dollars                     1996      1995
- - -------------------------------------------------------------
Net Income                              $  6,252  $ 11,870
- - -------------------------------------------------------------
Adjustments to reconcile net income to
net cash provided by operating
activities:
    Cumulative effect of change in        10,691         0
     accounting principle
    Depreciation and amortization         12,799    13,981
    Changes in operating assets and
     liabilities:
     Increase in accounts receivable        (688)  (49,290)
     (Increase) decrease in                  (44)      122
        material and supplies
        Decrease in prepaid directory      3,621     2,895e
        Decrease in other prepayments        166        62
        Increase in deferred and            (909)   (2,036)
          other assets
        (Decrease) increase in            (7,312)   27,198
          accounts payable
        Decrease in advance billings         (90)     (875)
        Increase in other liabilities      4,351     9,325
        Decrease in deferred income       (5,327)     (340)
          taxes
        Increase in postretirement         1,422     2,603
          benefits obligation
        (Decrease) increase in              (462)    2,828
          other long-term liabilities
- - ------------------------------------------------------------
Total adjustments                         18,218     6,473
- - ------------------------------------------------------------
Net cash provided by operating activities 24,470    18,343
- - -----------------------------------------------------------

Expenditures for property, plant and     (11,505)   (6,459)
   equipment
- - ------------------------------------------------------------
   Net cash used in investing activities (11,505)   (6,459)
- - ------------------------------------------------------------
Repayments of long-term debt                   0   (40,000)
Proceeds from long-term debt               3,799    39,735
Advance repayment to affiliate            (5,753)        0
Dividends paid                           (14,000)        0
- - ------------------------------------------------------------
Net cash used in financing activities    (15,954)     (265)
- - ------------------------------------------------------------

Net Decrease/Increase in Cash & Cash      (2,989)   11,619
     Equivalents
Cash and cash equivalents at beginning     5,643         0
   of period
- - ------------------------------------------------------------
Cash and Cash Equivalents at End of     $  2,654   $11,619
   Period
============================================================
See accompanying Notes to Financial Statements

Notes to Financial Statements
(Unaudited)


Note 1: Comparative Financial Statements

     Rochester Telephone Corp. (the "Company"), a wholly owned subsidiary of Frontier Corporation ("Frontier"), received its net assets from Frontier on January 1, 1995.
Prior to January 1, 1995, the Company's results from operations and net assets were included in the consolidated financial statements of Frontier Corporation.

     In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial positions, results of operations and cash flows for the interim periods.


Note 2: Long-Lived Assets to Be Disposed Of

     Effective January 1, 1996 the Company adopted Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FAS 121 requires that certain long-lived assets and identified intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at fair value less selling costs. The Company's adoption of this standard resulted in a non-cash charge of $6.9 million (net of a tax benefit of $3.7 million) and is reported in the Statement of Income as a cumulative effect of a change in accounting principle. The charge represents the cumulative adjustment required by FAS
121 to remeasure the carrying amount of certain assets held for disposal as of January 1, 1996. This charge applies to an asset write-down for the expected impairment loss and disposal costs for telephone switching equipment as a result of the Company implementing a central office switch consolidation project in its Rochester, New York market.


Note 3: Discontinuance of Regulatory Accounting

     In September 1995, the Company discontinued the application of FAS 71, "Accounting for the Effects of Certain Types of Regulation" on its regulated telephone operations. This change was based on the Company having achieved full price regulation on both the intrastate and interstate regulated telephone operations and recognition of the fact that competition has increased to the point where the Company believes traditional rate-base, rate of return regulation for setting prices based on historical and future costs is no longer feasible. As a result of the discontinuance of FAS 71, the Company recorded a non-cash extraordinary charge of $60.4 million, net of an income tax benefit of $34.9 million.


Note 4: Cash Flows

     For purposes of the Statement of Cash Flows, the Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

     The Company paid a cash dividend to Frontier in the amount of $14.0 million in March 1996.

     Actual interest paid was $1.8 million and $4.8 million for the three months ended March 31, 1996 and 1995, respectively.
The Company paid no income taxes during the first quarter of 1996. Actual income taxes paid during the quarter ended March 31, 1995 were $1.6 million.


Note 5: Subsequent Events

     On April 11, 1996 the Board of Directors passed a resolution to declare a quarterly dividend payment of $14 million payable in cash on June 28, to the holders of record of the Company's common stock as of April 30, 1996.

                    ROCHESTER TELEPHONE CORP.


ITEM 2 - MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS
         OF OPERATIONS


DESCRIPTION OF BUSINESS

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

RESULTS OF OPERATIONS

     Revenues for the three months ended March 31, 1996 were $81.1 million, an increase of $3.5 million or 4.5% over the comparable period for 1995. Revenue growth was primarily driven by a 3.9% increase in access lines, increases in telephone feature revenues, directory advertising, intralata access revenues and increased wholesale usage. These increases were partially offset by price reductions for business touchtone as agreed to under the Open Market Plan and a reduction in intralata toll revenues (See discussion of the Open Market Plan on page 11).

     Costs and expenses for the three months ended March
31, 1996 amounted to $41.4 million, an increase of $5.9 million or 16.6% over the three month period ended March
31, 1995. This increase is primarily the result of certain one-time costs incurred related to higher labor and associated expenses resulting from the expiration of the Communication Worker's of America (CWA) Local 1170 union labor agreement with the Company. These increased costs were necessary to ensure continued high standards of customer service in the event of a work stoppage. In addition, the Company experienced higher overtime costs to handle increased maintenance work on its network to meet customer service metrics and increases in the cost of sales associated data terminal equipment, ISDN and centrex services.

     Depreciation and amortization expense for the first three months of 1996 decreased $1.2 million or 8.45% from the comparable period last year due primarily to the reduction in deprecation expense associated with the impairment loss and plant writedown under FAS 121.

     Net income for the first three months of 1996 was $6.3 million as compared to net income of $11.9 million for the same period in 1995. The results for the three months of 1996 reflected a one-time after tax charge of $6.9 million for the adoption of Financial Accounting Standards Board
Statement No.121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
Disposed Of", which related to the accounting for a central office switch consolidation project in the Rochester, New
York market. Excluding this charge, 1995 net income increased by $1.3 million or 11.2% over the comparable 1995 period.

     During 1995, management committed to a plan which makes
Rochester Telephone Corp. the first company in the United
States to begin a central office switch consolidation project in a major market. The three-year plan to consolidate host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades.

Other Income Statement Items

     Interest expense for the period ended March 31, 1996
amounted to $0.9 million, a decrease of $0.8 million or 48% from the first three months of 1995. This decrease is attributed to lower average outstanding debt levels and reduced interest rates applicable to the Company's outstanding long-term debt.

     Income taxes for the first three months of 1996 decreased slightly to $7.1 million, or a 35.1% effective tax rate for the period. This compares to income taxes of $7.4 million or an effective tax rate of 38.3% for the comparable period in 1995. The decrease in the effective tax rate is a result of the Company's discontinuance of regulatory accounting for deferred taxes associated with its telephone plant (See Note 3 in the Notes to the Financial Statements).


FINANCIAL CONDITION

Review of Cash Flow Activity

     At March 31, 1996 the Company had $2.7 million in cash and cash equivalents. Cash generated from operations amounted to $24.5 million for the three months ended March
31, 1996 as compared to $18.3 million for the comparable period in 1995. The primary driver of the operating cash flow increase was the reduction in working capital requirements. Offsetting the cash provided by operating activities in 1996 and 1995 are outflows for capital expenditures of $11.5 million and $6.5 million, respectively.

     Cash flow from financing activities amounted to a net outflow of $16.0 million for the three months ended March 31, 1996 compared with a net outflow of $0.3 million for the same period last year. In the first quarter of 1996, the Company paid cash dividends of $14.0 and repaid advances to Frontier in the amount of $5.8 million. In addition, the Company borrowed $3.8 million under its commercial paper program. No cash dividends were paid during the first three months of 1995.

Debt

     At March 31, 1996, the Company's total outstanding long-term debt amounted to $64.1 million. This debt consisted of $24.1 million issued under the Company's Commercial Paper program and $40.0 million of medium-term notes issued on March 27, 1995.

     In the first quarter of 1996, the Company refinanced the outstanding debt previously issued under the revolving credit agreement with commercial paper issued by Chase Manhattan. The Company's commercial paper program is backed by the revolving credit agreement.

Debt Ratio and Interest Coverage

     The Company's debt ratio (total debt as a percent of total capitalization) was 20.8% at March 31, 1996 as compared with 30.0 percent at March 31, 1995. This change is primarily due to the reduction throughout 1995 of outstanding debt under the Revolving Credit Agreement. Pre-tax interest coverage was 23.6 times through the first three months of 1996, as compared with 12.1 times for the first three months of 1995.


Capital Spending

  For the three months ended March 31, 1996 capital expenditures amounted to $11.5 million as compared to $6.5 million for comparable period in 1995. The Company plans to spend a total of approximately $45.0 million on its 1996 annual capital program. The full year capital program represents an increase of $6.4 million over 1995. This increase is largely driven by capital requirements associated with the host consolidation project.


OTHER ITEMS

Open Market Plan

     The Company began its second year of operations under the Open Market Plan. The Open Market Plan promotes telecommunications competition in the Rochester, New York market by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases,
(3) access to local telephone numbers and (4) service provider number portability. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services form competitors, which reduces the number of retail customers and potentially causes a decrease in the revenues and profitability for the Company. However, results in 1995 and in the first quarter of 1996, indicate that a stimulation of demand in the use of the network and new product revenue can offset loss of retail customers. Increased competition may also lead to additional price decreases for services, adversely impacting the Company's margins. During the seven year period of the Open Market Plan Agreement, rate reductions of $21 million, $11.5 million of which occurred through 1995 and an additional $2.5 million which will occur during the first quarter of 1996, will be implemented for Rochester area consumers and rates charged for residential and business telephone service may not be increased. The Open Market Plan does not require the Company to rebate any additional earnings achieved through operating efficiencies that previously would have been shared with customers.

      In addition to the required rate reductions the Open Market Plan prohibits the payment of dividends by the Company to Frontier Corporation if (i) the Company's senior debt has been downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividends paid to the parent, Frontier Corporation, also are prohibited unless the Company's directors certify that such dividends will impair neither the Company's service quality nor its ability to finance its short and long term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

     AT&T Communications of New York filed a complaint with the New York State Public Service Commission (NYSPSC) for reconsideration of the Open Market Plan on October 3, 1995. A petition by AT&T to the same effect was dismissed earlier in 1995 as premature. The current complaint seeks numerous changes in light of AT&T's experience, including changes in the wholesale discount, a minutes of use surcharge and a number of operational and support activities. Some of these issues are also being considered in other states in other unrelated local competition proceedings. On February 2, 1996, the NYSPSC issued an Order reconvening Parties to the Open Market Plan. Pursuant to this Order, a number of issues will be litigated before the NYSPSC in the Open Market proceeding and a related proceeding, including the wholesale discount, the minutes of use surcharge and other operational issues. The Company cannot predict the outcome of this matter.

                  PART II - OTHER INFORMATION

Item 5.  Employees and Labor Relations

     The labor contract between the Communications Workers of America (CWA) Local 1170 and the Company expired on January 31, 1996. Of the Company's total workforce of approximately 1600 employees at March 31, 1996, membership in the CWA Local accounted for approximately 42% of that total. The union membership continues to work without a collective bargaining agreement. After six months of collective bargaining without reaching an agreement, the Company declared that the negotiations were at impasse and implemented the terms of its final offer effective April 9, 1996. The CWA Local 1170 is challenging the Company's declaration of impasse and implementation through the filing of several unfair labor practice charges with the National Labor Relations Board (NLRB). No hearing dates have been set as of May 13, 1996 and the Company cannot predict the final outcome of these matters at this time.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit 27   Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter:

     SEC Filing Date          Item No.       Financial Statements

     March 26, 1996              5             None

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ROCHESTER TELEPHONE CORP.
                                   (Registrant)



Dated: May 13, 1996                /s/ Martin Mucci
                              By: ________________________
                                   Martin Mucci
                                   Vice President and Treasurer
                                   (and principal financial
                                   officer)

                        INDEX TO EXHIBITS


Exhibit No.           Description                      Reference

   27                 Financial Data Schedule          Filed
                                                       herewith