Form 10-Q
period 1996-06-30
ROCHESTER TELEPHONE CORP /NEW/
filed 1996-08-13
CIK 936105

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

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

No Par, No Stated Value Common Stock:   772 shares outstanding
                                        as of July 31, 1996

The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  ROCHESTER TELEPHONE CORP.

                          Form 10-Q
                            Index

                                                          Page
                                                          Number

Part I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

          Statements of Income for the three months ended
          June 30, 1996 and June 30, 1995 and for the six
          months ended June 30, 1996 and June 30, 1995      3

          Balance Sheets as of June 30, 1996 and
          December 31, 1995                                 4

          Statements of Cash Flows for the six months ended
          June 30, 1996 and June 30, 1995                   5

          Notes to Financial Statements                     6

   Item 2.     Management's Narrative Analysis of the
               Results of Operations                        8

Part II.            OTHER INFORMATION

   Item 5.     Other Information                           13

   Item 6.     Exhibits and Reports on Form 8-K            14

   Signatures                                              15

   Index to Exhibits                                       16

                    ROCHESTER TELEPHONE CORP.
                      Statements of Income
                           (Unaudited)

                         3 Months Ended June 30, 6 Months Ended June 30,
In thousands                       1996     1995      1996      1995
- - ----------------------------------------------------------------------
Revenues                         $81,971 $78,846  $163,105  $156,498
- - ----------------------------------------------------------------------
Costs and Expenses
Operating expenses                39,195  35,496    80,566    70,913
Depreciation and amortization     13,122  13,693    25,921    27,733
Taxes other than income taxes      5,801   6,731    10,899    13,265
- - ----------------------------------------------------------------------
Total Costs and Expenses          58,118  55,920   117,386   111,911
- - ----------------------------------------------------------------------
Operating Income                  23,853  22,926    45,719    44,587
Interest expense                     755   1,925     1,653     3,663
Other expense                        460     588     1,091     1,263
- - ----------------------------------------------------------------------
Income Before Taxes and Cumulative
Effect of Change in Accounting
Principle                         22,638  20,413    42,975    39,661
Income taxes                       7,899   7,778    15,035    15,156
- - ----------------------------------------------------------------------
Income Before Cumulative Effect
of Change in Accounting
Principle                         14,739  12,635    27,940    24,505
Cumulative effect of change in
accounting principle                -       -       (6,949)     -
- - ----------------------------------------------------------------------
Net Income                       $14,739 $12,635   $20,991   $24,505
======================================================================
See accompanying Notes to Financial Statements.

                    ROCHESTER TELEPHONE CORP.
                         Balance Sheets

                                          June 30, December 31,
                                              1996      1995
In thousands of dollars                 (Unaudited)
- - ----------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                   $  2,773      5,643
Accounts receivable, (less allowance for
uncollectibles
of $1,307 and $1,421, respectively)           51,082     54,450
Accounts receivable - affiliates               2,218      2,273
Materials and supplies                         3,126      3,084
Prepaid directory                              7,289     13,038
Other Prepayments                                845      1,752
- - ---------------------------------------------------------------
     Total Current Assets                     67,333     80,240
- - ---------------------------------------------------------------
Property, plant and equipment, net           328,139    340,545
Prepaid pension                               29,228     28,305
Deferred and other assets                      1,953      1,799
- - ---------------------------------------------------------------
     Total Assets                           $426,653   $450,889
===============================================================

LIABILITIES AND SHAREOWNER'S EQUITY
Current
Liabilities
Accounts payable                            $ 25,302   $ 42,054
Accounts payable - affiliates                 16,369      9,770
Advances from affiliate                          402      5,753
Advance billings                               4,606      5,120
Taxes accrued                                  6,877      5,602
Other current liabilities                      3,503      5,520
- - ---------------------------------------------------------------
     Total Current Liabilities                57,059     73,819
- - ---------------------------------------------------------------
Long-Term debt                                69,615     60,300
Deferred income taxes                         29,280     36,196
Postretirement benefits obligation            22,167     20,253
Other long-term liabilities                    4,458      9,238
- - ---------------------------------------------------------------
     Total Liabilities                       182,579    199,806
- - ---------------------------------------------------------------
Shareowner's Equity
Common stock, no par, no stated value        263,537    263,537
Retained earnings                            (19,463)  (12,454)
- - ---------------------------------------------------------------
     Total Shareowner's Equity               244,074    251,083
- - ---------------------------------------------------------------
      Total Liabilities and Shareowner's
      Equity                                $426,653   $450,889
===============================================================

 See accompanying Notes to Financial Statements.

                     ROCHESTER TELEPHONE CORP.
                     Statements of Cash Flows
                            (Unaudited)

                                               6 Months Ended June 30,
In thousands of dollars                            1996             1995
- - ------------------------------------------------------------------------
Operating Activities
Net income                                      $20,991          $24,505
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Cumulative effect of change in accounting
    principle                                    10,691             -
   Depreciation and amortization                 25,921           27,733
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable   3,423          (56,474)
      (Increase) decrease in materials and supplies (42)             238
     Decrease in prepaid directory                5,749            5,056
     Decrease in other prepayments                  907               45
     (Increase) decrease in prepaid pension        (923)           4,891
     Increase in deferred and other assets         (265)          (6,709)
     (Decrease) increase in accounts payable     (7,434)          31,683
     Decrease in advance billings                  (514)          (1,553)
     Increase in accrued interest and taxes       1,275            4,150
     Decrease in other current liabilities       (2,017)          (2,062)
     Increase in postretirement benefits
      obligation                                  1,914            3,918
     Decrease in deferred income taxes           (6,916)          (2,689)
     (Decrease) increase in other long term
      liabilities                                (7,499)           3,122
- - ------------------------------------------------------------------------
        Total adjustments                        24,270           11,349
- - ------------------------------------------------------------------------
 Net cash provided by operating activities       45,261           35,854
- - ------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment  (24,095)         (14,102)
- - ------------------------------------------------------------------------
 Net cash used in investing activities          (24,095)         (14,102)
- - ------------------------------------------------------------------------

Financing Activities
Repayments of long-term debt                       -             (60,000)
Proceeds of long-term debt                        9,315           39,576
Advances from affiliate                          (5,351)           7,351
Dividends paid                                  (28,000)            -
- - ------------------------------------------------------------------------
 Net cash used in financing activities          (24,036)         (13,073)
- - ------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash
 Equivalents                                     (2,870)           8,679
Cash and Cash Equivalents at Beginning of Period  5,643             -
- - ------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period        2,773         $  8,679
- - ------------------------------------------------------------------------
- - ------------------------------------------------------------------------

 See accompanying Notes to Financial Statements.

                 ROCHESTER TELEPHONE CORP.

               Notes to Financial Statements
                        (Unaudited)

Note 1:  Comparative Financial Statements

      Rochester Telephone Corp. (the Company), a wholly owned subsidiary of Frontier Corporation ("Frontier"), received its net assets from Frontier on January 1, 1995. Prior to January 1, 1995, the Company's results from operations and net assets were included in the consolidated financial statements of Frontier Corporation. The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally accompanying financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. In the opinion of the Company's management, the financial statements include all adjustments of a normal and recurring nature necessary to present fairly the financial positions, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the financial statements and accompanying footnotes in the Company's Form 10-K for the year ended December 31, 1995.


Note 2:    Long-Lived Assets to Be Disposed Of

      Effective January 1, 1996 the Company adopted Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FAS 121 requires that certain long-lived assets and identified intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at fair value less selling costs. The Company's adoption of this standard resulted in a non-cash charge of $6.9 million (net of a tax benefit of $3.7 million) and is reported in the Statement of Income as a cumulative effect of a change in accounting principle.
The charge represents the cumulative adjustment required by FAS 121 to remeasure the carrying amount of certain assets held for disposal as of January 1, 1996. It applies to an asset write-down for the expected impairment loss and disposal costs for telephone switching equipment as a result of the Company implementing a central office switch consolidation project in its Rochester, New York market.


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

      The Company paid cash dividends to Frontier in the amount of $28.0 million in 1996.

      Actual interest paid was $1.7 million and $ 6.2 million for the six month periods ended June 30, 1996 and 1995, respectively. The Company paid no income taxes during the first half of 1996. Actual income taxes paid during the six month period ended June 30, 1995 were $1.6 million.

Note 5:  Subsequent Events

On August 6, 1996 the Board of Directors passed a resolution to declare a quarterly dividend payment of $14 million payable in cash on September 30, 1996, to the holders of record of the Company's common stock as of July 31, 1996.


                  ROCHESTER TELEPHONE CORP.


ITEM 2 - MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS
         OF OPERATIONS

          Three Months Ended June 30, 1996 and 1995


DESCRIPTION OF BUSINESS

     Rochester Telephone Corp. (the "Company") is a regulated independent telephone company that serves approximately 531,000 access lines in the greater Rochester, New York metropolitan area. The Company was incorporated in December 1994 as a wholly owned subsidiary of Frontier Corporation. Frontier Corporation, previously known as Rochester Telephone Corporation, has been providing local telephone service in the greater Rochester market since 1920. The Company is the primary provider of basic telephone services in the Rochester market and offers its customers a full complement of local telephone network services, access to long distance network services, directory and other operator services. The Company also offers all of its network services for sale on a wholesale basis to other telecommunication service providers in the Rochester market.

RESULTS OF OPERATIONS

     Revenues for the three months ended June 30, 1996 were $82.0 million, an increase of $3.1 million or 4.0% over the comparable period for 1995. Revenue growth was primarily driven by an increase in intraLATA access as a result of higher traffic volume from competing local service providers and increased telephone feature revenue due to marketing efforts and new products. These increases were partially offset by rate reductions for business touch-tone as stipulated by the Open Market Plan and a decline in intraLATA toll revenues as a result of the introduction of a flat-rate LATA wide calling plan introduced in February 1996. (See discussion of the Open Market Plan on pages 12-13).

     Costs and expenses for the three months ended June 30, 1996 amounted to $58.1 million, an increase of $2.2 million or 3.9% over the three month period ended June 30, 1995. The Company continued to incur costs and expenses relating to contract negotiations with Communications Workers of America, Local 1170, (the "Union") as discussed in the first quarter results of operations. During the second quarter, these costs were primarily for enhanced security coverage and are included in operating expenses. The contract negotiations are currently at an impasse and the Company has implemented the terms of its final offer as of April 9, 1996. The Union protested the Company's action to the National Labor Relations Board (NLRB). In June, the Company received a favorable determination after review within the agency which rejected all unfair labor practice claims that could have impacted the declaration of impasse. The Union has appealed these decisions within the NLRB. The Company also experienced higher overtime costs associated with increased network maintenance required to meet customer service metrics and increases in the cost of sales associated with data terminal equipment, ISDN and Centrex services.

     Depreciation and amortization expense for the second quarter of 1996 decreased $.6 million or 4.2% from the comparable period last year primarily due to the reduction in deprecation expense associated with the impairment loss and plant writedown under FAS 121.

     During late 1995, management committed to a plan which makes Rochester Telephone Corp. the first company in the United States to begin a central office switch consolidation project in a major market. The three-year plan to consolidate host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades.

Other Income Statement Items

     Interest expense for the three month period ended June 30, 1996 amounted to $.8 million, a decrease of $1.2 million or 60.8% from the comparable period in 1995. This decrease is due to lower average debt levels in 1996 as compared to 1995 and reduced interest rates resulting from the Company's refinancing of the outstanding debt previously issued under the revolving credit agreement in the first quarter of 1996.

     The effective income tax rate for the second quarter of 1996 was 34.9% versus 38.1% for the second quarter 1995. The decrease in the effective tax rate is a result of the Company's discontinuance of regulatory accounting for deferred taxes associated with its telephone plant.

           Six Months Ended June 30, 1996 and 1995

RESULTS OF OPERATIONS

     Revenues for the six months ended June 30, 1996 were $163.1 million, an increase of $6.6 million or 4.2% over the comparable period for 1995. Revenue growth was primarily driven by a 3.6% increase in access lines, a 6.6% increase in minutes of use, aggressive marketing, new products and a higher demand for services in the open market environment. These increases were partially offset by rate reductions for business touch-tone as stipulated by the Open Market Plan and a reduction in intraLATA toll revenues resulting from the February 1996 introduction of a flat rate LATA-wide calling plan. (See discussion of the Open Market Plan on pages 12-13).

     Costs and expenses for the six months ended June 30, 1996 amounted to $117.4 million, an increase of $5.5 million or 4.9% over the six month period ended June 30, 1995. This increase is primarily the result of certain one-time costs incurred related to higher labor and associated expenses resulting from the expiration of the Communication Worker's of America (CWA) Local 1170 union labor agreement with the Company. These increased costs were necessary to ensure continued high standards of customer service in the event of a work stoppage. The contract negotiations are currently at an impasse and the Company has implemented the terms of its final offer as of April 9, 1996. The Union protested the Company's action to the National Labor Relations Board
(NLRB). In June, the Company received a favorable determination rejecting all unfair labor practice claims that could have impacted the declaration of impasse. The Union has appealed these decisions to the full NLRB. In addition, the Company experienced higher overtime costs resulting from increased network maintenance required to meet customer service metrics, increases in the cost of sales associated with data terminal equipment, ISDN and Centrex services and increased cost of security coverage.

     Depreciation and amortization expense for the first half of 1996 decreased $1.8 million or 6.5% from the comparable period last year, primarily due to the reduction in deprecation expense associated with the impairment loss and plant writedown under FAS 121.

     Net income for the first six months of 1996 was $20.9 million as compared to net income of $24.5 million for the same period in 1995. The six months results for 1996 reflect a one-time after tax charge of $6.9 million for the adoption of Financial Accounting Standards Board Statement No.121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which related to a central office switch consolidation project discussed below. Excluding this charge, 1996 net income increased by $3.4 million or 14.0% over the comparable 1995 period.

     During 1995, management committed to a plan which makes
Rochester Telephone Corp. the first company in the United
States to begin a central office switch consolidation project in a major market. The three-year plan to consolidate host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades.

Other Income Statement Items

     Interest expense for the six month  period ended June
30, 1996 amounted to $1.7 million, a decrease of $2.0 million or 54.9% from the comparable period of 1995. This decrease is attributed to lower average outstanding debt levels and reduced interest rates resulting from the Company's refinancing of outstanding debt previously issued under the Company's revolving credit agreement in the first quarter of 1996.

     The effective income tax rate for the first six months of 1996 was 35.0% as compared to 38.2% for the first half of 1995. The decrease in the effective tax rate is a result of the Company's discontinuance of regulatory accounting for deferred taxes associated with its telephone plant.


FINANCIAL CONDITION

Review of Cash Flow Activity

     At June 30, 1996, the Company had $2.8 million in cash and cash equivalents as compared with $8.7 million at June
30, 1995. Cash generated from operations amounted to $24.3 million for the six months ended June 30, 1996 as compared to $11.3 million for the comparable period in 1995, an increase of $13.0 million. Offsetting the cash provided by operating activities in 1996 and 1995 are outflows for capital expenditures of $24.1 million and $14.1 million, respectively.

     Financing activities resulted in a net cash outflow of $24.0 million for the six months ended June 30, 1996 compared with a net cash outflow of $13.1 million for the same period last year. In the first half of 1996, the Company paid cash dividends of $28.0 million and repaid advances to Frontier Corporation in the amount of $5.4 million. These cash outflows were offset by net borrowings under the Company's commercial paper program of $9.3 million. In the comparable period in 1995, financing activities included $60.0 million for debt repayment offset by $39.6 million of proceeds from the issuance of long term debt and $7.4 million advanced from Frontier Corporation. No cash dividends were paid during the first six months of 1995.

Debt

     At June 30, 1996, the Company's total outstanding long-term debt amounted to $69.6 million. This debt consisted of $29.6 million issued under the Company's commercial paper program and $40.0 million of medium-term notes issued on March 27, 1995.
     In the first quarter of 1996, the Company refinanced the outstanding debt previously issued under the revolving credit agreement with commercial paper issued by Chase Manhattan. The Company's commercial paper program is backed by the revolving credit agreement.

Debt Ratio and Interest Coverage

     The Company's debt ratio (total debt as a percent of total capitalization) was 22.2% at June 30, 1996 as compared with 19.4% at December 31, 1995. This change is primarily due to an increase in commercial paper borrowings and the payment of dividends during 1996. Pre-tax interest coverage, excluding nonrecurring charges, was 28.7 times through the first six months of 1996, as compared with 11.8 times for the first six months of 1995.

Capital Spending

  For the six months ended June 30, 1996, capital expenditures amounted to $23.9 million as compared to $13.6 million for the comparable period in 1995. The Company plans to spend a total of approximately $52.0 million on its 1996 annual capital program, representing an increase of $13.4 million over the 1995 level. This increase is largely driven by capital requirements associated with the host consolidation project.

OTHER ITEMS

Open Market Plan

     The Company began its second year of operations under the Open Market Plan. The Open Market Plan promotes telecommunications competition in the Rochester, New York market by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases,
(3) access to local telephone numbers and (4) service provider number portability. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which reduces the number of retail customers and potentially causes a decrease in the revenues and profitability for the Company. However, results in 1995 and in the first half of 1996, indicate that a stimulation of demand in the use of the network and new product revenue can offset the loss of some retail customers. Increased competition may also lead to additional price decreases for services, adversely impacting the Company's margins. During the seven year period of the Open Market Plan Agreement, rate reductions of $21 million, $11.5 million of which occurred through 1995 and an additional $2.5 million which will occur during 1996, will be implemented for Rochester area consumers and rates charged for residential and business telephone service may not be increased. The Open Market Plan does not require the Company to rebate any additional earnings achieved through operating efficiencies that previously would have been shared with customers.

      In addition to the required rate reductions, the Open Market Plan prohibits the payment of dividends by the Company to Frontier Corporation if (i) the Company's senior debt has been downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividends paid to the parent, Frontier Corporation, also are prohibited unless the Company's directors certify that such dividends will impair neither the Company's service quality nor its ability to finance its short and long term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

  AT&T Communications of New York filed a complaint with the PSC for reconsideration of the Open Market Plan on October 3, 1995. The complaint primarily seeks changes in the wholesale discount, the minutes of use surcharge and changes in a number of operational and support activities. Some of these issues are also being considered in other states in other unrelated local competition proceedings. On July 18, 1996, the NYSPSC issued an order establishing a temporary wholesale discount of 13.5% and eliminating the minutes of use surcharge. The temporary discount is subject to increase or decrease, retroactive to July 24, 1996, when permanent wholesale rates are set. The NYSPSC has indicated that it plans to set permanent wholesale rates in October 1996. In addition, on August 1, 1996, the Federal Communications Commission (the "FCC") adopted a First Report and Order (the "First Report and Order") in a core rulemaking proceeding to implement the Telecommunications Act of 1996 (the "Act"). That First Report and Order established rules and guidelines to promote local competition, affecting the Company and all other competitors in local telecommunications markets. The FCC's action is subject to reconsideration and to appellate review. The Company is considering its options with respect to the July 18th Order and the First Report and Order and cannot predict the outcome of these matters.

PART II - OTHER INFORMATION

Item 5.  Other Information

First Report and Order

      The Act, enacted into law in February 1996, requires the FCC and state commissions to remove barriers protecting telecommunications monopolies and to affirmatively promote competition. FCC and state commission action to implement the Act has been ongoing.

      On August 1, 1996, the FCC adopted a First Report and Order in a core proceeding to implement the local competition provisions of the Act. The FCC order provides minimum requirements for local telephone companies to follow to permit competitors to enter local markets, to use the services and facilities of the large incumbent carrier, and to compete directly. These requirements will be administered by the FCC itself, in some instances, and by the states, in other instances. For example, the FCC order addresses requirements that local telephone companies, including Rochester Telephone Corp., provide interconnection, access to unbundled elements and discounts to other carriers to resell local services. The order also provides methods of obtaining interconnection and access to unbundled elements, as well as pricing methodologies for such interconnection and unbundled elements. The Company cannot predict what the impact of the 1996 Act and the First Report and Order will be at this time.

Employees and Labor Relations

     The labor contract between the Communications Workers of America (CWA) Local 1170 and the Company expired on January 31, 1996. The Company's total workforce approximated 1,586 employees at June 30, 1996. Membership in the CWA Local accounted for approximately 43% of that total. After six months of collective bargaining without reaching an agreement, the Company declared that the negotiations were at impasse and implemented the terms of its final offer effective April 9, 1996. The CWA Local 1170 is challenging the Company's declaration of impasse and implementation through the filing of several unfair labor practice charges with the National Labor Relations Board (NLRB). The Company cannot predict the final outcome of these matters at this time.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Index

(b) Reports on Form 8-K filed during the quarter: None filed.

                         SIGNATURES

    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           ROCHESTER TELEPHONE CORP.
                     ------------------------------------
                                (Registrant)




Dated: August 13, 1996     By: /s/ Martin Mucci
                               --------------------------
                               Martin Mucci
                               Vice President and Treasurer
                               (and principal financial officer)

                      INDEX TO EXHIBITS




Exhibit No.            Description                Reference

3.1             Certificate of Incorporation  Incorporated by reference
                                              to Exhibit 3.1 to Form 10-K
                                              for the year ended
                                              December 31,1995.


3.2            Certificate of Amendment to   Incorporated by reference
               Certificate of Incorporation  to Exhibit 3.2 to Form
                                             10-K for the year ended
                                             December 31, 1995.

3.3            Bylaws                        Incorporated by reference
                                             to Exhibit 3.3 to Form 10-K
                                             for the year ended
                                             December 31,1995.

27            Financial Data Schedule        Filed herewith