Form 10-Q
period 1996-09-30
ROCHESTER TELEPHONE CORP /NEW/
filed 1996-11-13
CIK 936105

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

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

No Par, No Stated Value Common Stock: 772 shares outstanding as of October 31, 1996

The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  ROCHESTER TELEPHONE CORP.

                          Form 10-Q
                            Index


                                                          Page
                                                         Number
Part I.        FINANCIAL INFORMATION

   Item 1. Financial Statements

     Statements of Income for the three months ended
     September 30, 1996 and September 30, 1995 and for the nine months ended September 30, 1996 and September 30, 1995 3
     Balance Sheets as of September 30, 1996 and
     December 31, 1995                                      4

     Statements of Cash Flows for the nine months ended
     September 30, 1996 and September 30, 1995              5

     Notes to Financial Statements                          6

  Item 2. Management's Narrative Analysis of
          the Results of Operations                         8

Part II.            OTHER INFORMATION

  Item 5. Employees and Labor Relations                    12

  Item 6. Exhibits and Reports on Form 8-K                 13

  Signatures                                               14

  Index to Exhibits                                        15

                    ROCHESTER TELEPHONE CORP.
                      Statements of Income
                           (Unaudited)

                                     3 Months Ended      9 Months Ended
                                      September 30,       September 30,
In thousands                          1996     1995      1996      1995
-----------------------------------------------------------------------
Revenues                           $79,828  $78,661  $242,933  $235,159
Operating expenses                  38,979   39,006   118,839   109,684
Depreciation and amortization       13,503   13,731    40,130    41,699
Taxes other than income taxes        5,354    5,898    16,253    19,163
-----------------------------------------------------------------------
       Total Costs and Expenses     57,836   58,635   175,222   170,546
-----------------------------------------------------------------------
Operating Income                    21,992   20,026    67,711    64,613
Interest expense                       781    1,593     2,434     5,256
Other (expense) income, net           (342)   1,254    (1,433)       (9)
-----------------------------------------------------------------------
Income Before Taxes, Extraordinary
 Item and Cumulative
 Effect of Change in Accounting
 Principle                          20,869   19,687    63,844    59,348
Income taxes                         7,105    7,173    22,140    22,329
-----------------------------------------------------------------------
Income Before Extraordinary Item
 and Cumulative Effect
 of Change in Accounting Principle  13,764   12,514    41,704    37,019
Extraordinary item                       -  (60,441)        -   (60,441)
Cumulative effect of change in
 accounting principle                    -   (1,020)   (6,949)   (1,020)
-----------------------------------------------------------------------
Net Income (Loss)                  $13,764 $(48,947)   34,755  $(24,442)
-----------------------------------------------------------------------
-----------------------------------------------------------------------
 See accompanying Notes to Financial Statements.

                    ROCHESTER TELEPHONE CORP.
                         Balance Sheets

                               September 30, December 31,
                                        1996      1995
In thousands of dollars          (Unaudited)
---------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents         $    1,630  $  5,643
Accounts receivable, (less
 allowance for uncollectibles
 of $1,163 and $1,421, respectively)  49,624    54,450
Accounts receivable - affiliates       2,439     2,273
Materials and supplies                 2,603     3,084
Prepaid directory                      4,100    13,038
Other Prepayments                      2,240     1,752
---------------------------------------------------------
     Total Current Assets             62,636    80,240
---------------------------------------------------------
Property, plant and equipment, net   328,393   340,545
Prepaid pension                       29,235    28,305
Deferred and other assets              1,775     1,799
---------------------------------------------------------
     Total Assets                   $422,039  $450,889
---------------------------------------------------------
---------------------------------------------------------
LIABILITIES AND SHAREOWNER'S EQUITY
Current Liabilities
Accounts payable                   $  30,597 $  42,054
Accounts payable - affiliates         24,193     9,770
Advances from affiliate                1,035     5,753
Advance billings                       4,599     5,120
Taxes accrued                          3,028     5,602
Other current liabilities              1,330     5,520
---------------------------------------------------------
     Total Current Liabilities        64,782    73,819
---------------------------------------------------------
Long-Term debt                        60,479    60,300
Deferred income taxes                 27,882    36,196
Postretirement benefits
 obligation                           22,450    20,253
Other long-term liabilities            2,608     9,238
---------------------------------------------------------
     Total Liabilities               178,201   199,806
---------------------------------------------------------
Shareowner's Equity
Common stock, no par, no stated
 value                               263,537   263,537
Retained earnings                    (19,699)  (12,454)
---------------------------------------------------------
     Total Shareowner's Equity       243,838   251,083
---------------------------------------------------------
          Total Liabilities and
          Shareowner's Equity       $422,039  $450,889
---------------------------------------------------------
---------------------------------------------------------
 See accompanying Notes to Financial Statements.

                     ROCHESTER TELEPHONE CORP.
                     Statements of Cash Flows
                            (Unaudited)

                                           9 Months Ended September 30,
In thousands of dollars                            1996             1995
--------------------------------------------------------------------------
Operating Activities
Net income                                      $34,755         $(24,442)
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Extraordinary item - discontinuance of
    regulatory accounting                             -           95,317
   Cumulative effect of changes in accounting
    principles                                   10,691            1,569
   Depreciation and amortization                 40,130           41,699
   Gain on pension curtailment                        -           (3,716)
   Loss on disposition of assets                      -            1,779
   Changes in operating assets and liabilities:
     Decrease (increase) in accounts receivable   4,660          (58,570)
      Decrease (increase) in materials and supplies 481             (584)
     Decrease in prepaid directory                8,938            7,632
     Increase in other prepayments                 (488)          (1,034)
     (Increase) decrease in prepaid pension        (930)           3,919
     Increase in deferred and other assets         (144)          (8,610)
     Increase in accounts payable                 1,793           39,469
     Decrease in advance billings                  (521)          (1,862)
     (Decrease) increase in accrued interest
      and taxes                                  (3,325)           2,090
     (Decrease) increase in other current
      liabilities                                (3,439)             408
     Increase in postretirement benefits
      obligation                                  2,197            5,976
     Decrease in deferred income taxes           (8,314)         (35,259)
     Decrease in other long term liabilities     (6,630)               -
--------------------------------------------------------------------------
      Total adjustments                          45,099           90,223
--------------------------------------------------------------------------
 Net cash provided by operating activities       79,854           65,781
--------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment  (37,328)         (22,956)
--------------------------------------------------------------------------
 Net cash used in investing activities          (37,328)         (22,956)
--------------------------------------------------------------------------
Financing Activities
Repayments of long-term debt                          -          (76,000)
Proceeds of long-term debt                          179           39,568
Advances from affiliate                          (4,718)           1,692
Dividends paid                                  (42,000)               -
--------------------------------------------------------------------------
 Net cash used in financing activities          (46,539)         (34,740)
--------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash
 Equivalents                                     (4,013)           8,085
Cash and Cash Equivalents at Beginning of Period  5,643                0
--------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period       $1,630         $  8,085
--------------------------------------------------------------------------
--------------------------------------------------------------------------
 See accompanying Notes to Financial Statements.


                  ROCHESTER TELEPHONE CORP.



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

Note 2:   Long-Lived Assets to Be Disposed Of

      Effective January 1, 1996 the Company adopted Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FAS 121 requires that certain long-lived assets and identified intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at fair value less selling costs. The Company's adoption of this standard resulted in a non-cash charge of $6.9 million (net of a tax benefit of $3.7 million) and is reported in the Statement of Income as a cumulative effect of a change in accounting principle.
The charge represents the cumulative adjustment required by FAS 121 to remeasure the carrying amount of certain assets held for disposal as of January 1, 1996. It applies to an asset write-down for the expected impairment loss and disposal costs for telephone switching equipment as a result of the Company implementing a central office host switch consolidation project.

Note 3:   Discontinuance of Regulatory Accounting

      In September 1995, the Company discontinued the application of FAS 71, "Accounting for the Effects of Certain Types of Regulation" ("FAS 71") on its regulated telephone operations. This change was based on the determination that FAS 71 was no longer applicable to the Company based upon changes in regulation, increasingly rapid advancements in telecommunications technology and other factors creating competitive markets. As a result of the discontinuance of FAS 71, the Company recorded a non-cash extraordinary charge of $60.4 million, net of an income tax benefit of $34.9 million.

Note 4:   Cash Flows

        For purposes of the Statement of Cash Flows, the Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

      The Company paid cash dividends to Frontier in the amount of $42.0 million in 1996.

      Actual interest paid was $3.2 million and $ 8.7
million for the nine month periods ended September 30, 1996 and 1995, respectively. Actual income taxes paid during the nine month period ended September 30, 1996 and 1995 were $26.2 million and $29.6 million, respectively.

Note 5:   Subsequent Events

      On October 7, 1996 the Board of Directors passed a resolution to declare a quarterly dividend payment of $14 million payable in cash on December 30, 1996, to the holder of record of the Company's common stock as of October 31, 1996.


ITEM 2 - MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS
        OF OPERATIONS

   Three and Nine Months Ended September 30, 1996 and 1995


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

RESULTS OF OPERATIONS

     Revenues for the three months ended September 30, 1996 were $79.8 million, an increase of $1.2 million or 1.5%, over the comparable period for 1995. For the nine months ended September 30, 1996, revenues increased $7.8 million or 3.3%, to $242.9 million. Revenue growth was driven by a number of factors, including a 2.2% increase in access lines for the twelve month period ended September 30, 1996. Revenue was also positively impacted by an increase in intraLATA access, directory and increased telephone feature revenue due to the marketing of new products. These increases were partially offset by rate reductions for business touch-tone as stipulated by the Open Market Plan and a decline in intraLATA toll revenues. (See discussion of the Open Market Plan on pages 10-12).

     Costs and expenses for the three months ended
September 30, 1996 amounted to $57.8 million, a decrease of $.8 million or 1.4%, over the three month period ended September 30, 1995. For the nine month period ended September 30, 1996, costs and expenses increased $4.7 million or 2.7%, over the same period in the prior year. The reduction in costs and expenses for the quarter is primarily the result of certain one-time charges recorded in the third quarter of 1995 and a reduction in depreciation resulting from the implementation of Financial Accounting Standard No. 121 ("FAS 121") "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" in the first quarter of 1996 and the discontinuance of regulatory accounting effective in the third quarter of 1995. On a year to date basis, these cost savings were offset by additional expenses resulting from the expiration of the Communication Worker's of America ("CWA") Local 1170 union labor agreement with the Company. These increased costs were related to higher labor and associated expenses and were necessary to ensure continued high standards of customer service. The contract negotiations are currently at an impasse and the Company has implemented the terms of its final offer as of April 9, 1996. (See additional discussion on page 13). In addition, the Company experienced increased costs and expenses as a result of an increased repair load due to the wet weather conditions during the second quarter of 1996.

     Depreciation and amortization expense for the third quarter of 1996 decreased $.2 million or 1.7% from the comparable period last year. For the nine months ended
September 30, 1996, depreciation and amortization decreased
$1.6 million or 3.8%. The decrease is primarily due to the reduction in deprecation expense associated with the impairment loss and plant writedown under FAS 121.

     During late 1995, management committed to a plan which makes Rochester Telephone Corp. the first company in the United States to begin a central office switch consolidation project in a major market. The three-year plan to consolidate host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades.

Other Income Statement Items

     Interest expense for the three and nine month periods ended September 30, 1996 amounted to $.8 million and $2.4 million, representing decreases of $.8 million or 51.0% and $2.8 million or 53.7%, respectively, as compared to the same periods in 1995. These decreases are due to lower average debt levels in 1996 as compared to 1995 and reduced interest rates resulting from the Company's refinancing of the outstanding debt previously issued under the revolving credit agreement in the first quarter of 1996.

     The effective income tax rate for the third quarter of 1996 was 34.0% versus 36.4% for the third quarter 1995 and 34.7% for the nine months ended September 30, 1996 as compared to 37.6% for the same period in the prior year. The decrease in the effective tax rate is a result of the Company's discontinuance of regulatory accounting for deferred taxes associated with its telephone plant.


FINANCIAL CONDITION

Review of Cash Flow Activity

     Cash generated from operations amounted to $79.9 million for the nine months ended September 30, 1996 as compared to $65.8 million for the comparable period in 1995, an increase of $14.1 million. The increase in operating cash flow is primarily attributable to revenue growth and decreased working capital requirements. Offsetting the cash provided by operating activities in 1996 and 1995 are outflows for capital expenditures of $37.3 million and $23.0 million, respectively.

     Financing activities resulted in a net cash outflow of $46.5 million for the nine months ended September 30, 1996 compared with a net cash outflow of $34.7 million for the same period in the prior year. In the first nine months of 1996, the Company paid cash dividends of $42.0 million and repaid advances to Frontier Corporation in the amount of $4.7 million. In the comparable period in 1995, financing activities included $76.0 million for debt repayments, offset by $39.6 million of proceeds from the issuance of long term debt. No cash dividends were paid during the first nine months of 1995.

Debt

     At September 30, 1996, the Company's total outstanding long-term debt amounted to $60.5 million. This debt consisted of $20.5 million issued under the Company's commercial paper program and $40.0 million of medium-term notes issued on March 27, 1995.

  In the first quarter of 1996, the Company refinanced the outstanding debt previously issued under the revolving credit agreement with commercial paper issued by Chase Manhattan. The Company's commercial paper program is backed by the revolving credit agreement.

Debt Ratio and Interest Coverage

     The Company's debt ratio (total debt as a percent of total capitalization) was 19.9% at September 30, 1996 as compared with 19.4% at December 31, 1995. This change is primarily due to an increase in commercial paper borrowings and the payment of dividends during 1996. Pre-tax interest coverage, excluding nonrecurring charges, was 28.4 times through the first nine months of 1996, as compared with 12.3 times for the first nine months of 1995.

Capital Spending

  For the nine months ended September 30, 1996, capital expenditures amounted to $37.3 million, as compared to $22.9 million for the comparable period in 1995. The Company plans to spend a total of approximately $52.0 million on its 1996 annual capital program, representing an increase of $13.4 million over the 1995 level. This increase is largely driven by capital requirements associated with the host consolidation project.

OTHER ITEMS

Open Market Plan

     On January 1, 1996, the Company began its second year of operations under the Open Market Plan. The Open Market Plan promotes telecommunications competition in the Rochester, New York market by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers and (4) service provider number portability. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which reduces the number of retail customers and potentially causes a decrease in the revenues and profitability for the Company. However, results in 1995 and in the first nine months of 1996, indicate that a stimulation of demand in the use of the network and new product revenue can offset the loss of some retail customers. Increased competition may also lead to additional price decreases for services, adversely impacting the Company's margins. During the seven year period of the Open Market Plan Agreement, rate reductions of $21 million, $11.5 million of which occurred through 1995 and an additional $2.5 million which will occur during 1996, will be implemented for Rochester area consumers and rates charged for basic residential and business telephone service may not be increased. The Open Market Plan does not require the Company to rebate any additional earnings achieved through operating efficiencies that previously would have been shared with customers.

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

  AT&T Communications of New York filed a complaint with the PSC for reconsideration of the Open Market Plan on October 3, 1995. The complaint primarily seeks changes in the wholesale discount, the minutes of use surcharge and changes in a number of operational and support activities. Some of these issues are also being considered in other states in other unrelated local competition proceedings. On July 18, 1996, the New York State Public Service Commission ("NYSPSC") issued an order establishing a temporary wholesale discount of 13.5% and eliminating the minutes of use surcharge. The temporary discount is subject to increase or decrease, retroactive to July 24, 1996, when permanent wholesale rates are set. The NYSPSC has indicated that it plans to set permanent wholesale rates before the end of 1996. The NYSPSC is also considering the prices the Company may charge for "unbundled" service elements such as links (the wire from the Company's switch to the customer's premises) and ports (the portion of the Company's switch that terminates the link). The Company is actively participating in the proceeding and expects the NYSPSC to issue a decision on some service elements in late 1996, and others in 1997. In addition, on August 8, 1996, the Federal Communications Commission (the "FCC") released a First Report and Order (the "First Report and Order") in a core rulemaking proceeding to implement the Telecommunications Act of 1996 (the "Act"). That First Report and Order established rules and guidelines to promote local competition, affecting the Company and all other competitors in local telecommunications markets. The FCC's action is subject to reconsideration and to appellate review. Certain portions of the First Report and Order have been stayed pending appeal by the 8th Circuit Court of Appeals, the Federal Court hearing appeals of this Order. The Company is considering its options with respect to these matters and cannot predict the outcome of these matters.

PART II - OTHER INFORMATION

Item 5.  Other Information

First Report and Order

      The Act, enacted into law in February 1996, requires the FCC and state commissions to remove barriers protecting telecommunications monopolies and to affirmatively promote competition. FCC and state commission action to implement the Act has been ongoing.

      On August 8, 1996, the FCC released a First Report and Order in a core proceeding to implement the local competition provisions of the Act. The FCC order provides minimum requirements for local telephone companies to follow to permit competitors to enter local markets, to use the services and facilities of the large incumbent carrier, and to compete directly. These requirements will be administered by the FCC itself, in some instances, and by the states, in other instances. For example, the FCC order addresses requirements that local telephone companies, including Rochester Telephone Corp., provide interconnection, access to unbundled elements and discounts to other carriers to resell local services. The order also provides methods of obtaining interconnection and access to unbundled elements, as well as pricing methodologies for such interconnection and unbundled elements. Certain portions of the First Report and Order, primarily those setting pricing rules, have been stayed pending appeal by the 8th Circuit Court of Appeals, the Federal Court hearing appeals of this Order. The Company cannot predict what the impact of the 1996 Act and the First Report and Order will be at this time.

Employees and Labor Relations

     The labor contract between the Communications Workers of America ("CWA") Local 1170 and the Company expired on January 31, 1996. The Company's total workforce approximated 1,598 employees at September 30, 1996. Membership in the CWA Local accounted for approximately 44% of that total. After six months of collective bargaining without reaching an agreement, the Company declared that the negotiations were at impasse and implemented the terms of its final offer effective April 9, 1996. The CWA Local 1170 is challenging the Company's declaration of impasse and implementation through the filing of several unfair labor practice charges with the National Labor Relations Board ("NLRB"). In June, the Company received a favorable determination after review within the agency which rejected all unfair labor practice claims that could have impacted the declaration of impasse. The Union has appealed these decisions within the NLRB. A decision on these appeals is expected soon; both parties have an opportunity for further appeals. The Company cannot predict the final outcome of these matters at this time.

Item 6.  Exhibits and Reports on Form 8-K


(a)  Exhibits - See Index


(b)  Reports on Form 8-K filed during the quarter:


            None

                         SIGNATURES

    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          ROCHESTER TELEPHONE CORP.
                      -----------------------------------
                                (Registrant)







Dated:   November  13, 1996     By:/s/Martin Mucci
                                   --------------------------
                                   Martin Mucci
                                   Vice President and Treasurer
                                  (and principal financial officer)

                      INDEX TO EXHIBITS




Exhibit No.                   Description                Reference

3.1            Certificate of Incorporation   Incorporated by reference
                                              to Exhibit 3.1
                                              to Form 10-K for the year
                                              ended December 31, 1995.

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