Form 10-K405
period 1996-12-31
ROCHESTER TELEPHONE CORP /NEW/
filed 1997-03-27
CIK 936105

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                        ------------

                         FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 28, 1997 all 772 outstanding shares of the registrant's no par common stock were held by Frontier
Corporation.

OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES

The registrant meets the conditions set forth in general instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                           PART I


ITEM 1.   BUSINESS

The Company

     Rochester Telephone Corp. (the "Company") is a regulated independent telephone company that serves customers in the Rochester, New York market. The Company is the primary provider of basic telephone services in the Rochester market and offers its customers a full complement of local network services, access to long distance network services, directory and other operator services. The Company also offers all of its network services for sale on a wholesale basis to other telecommunication service providers in the Rochester market.

     The Company was incorporated under the laws of the State of New York in November 1994 and is a wholly owned subsidiary of Frontier Corporation ("Frontier"). Frontier has served the Rochester market since 1920 and has evolved into a major U.S. diversified telecommunications firm. The Company's operations represented approximately 12.5% of Frontier's consolidated revenues for the year ended December 31, 1996 and 18.7% of Frontier's consolidated assets as of December 31, 1996.

      The principal executive offices of the Company are located at 180 South Clinton Avenue, Rochester, New York
14646-0700.  The telephone number is (716) 777-1000.

General

     The Company derives revenue primarily from fees for local services, network access for interconnection of long distance companies, directory advertising and from billing and collection and other services provided to long distance companies. The Company also derives revenue from the sale, leasing and maintenance of telephone equipment and the sale of enhanced services such as voice mail, custom calling features and advanced number identification products such as caller ID. In addition, the Company offers its network services on a tariff basis for wholesale purchase by other telecommunication service providers, including Frontier Communications of Rochester, Inc., a subsidiary of Frontier. The Company's expenses are primarily related to the development and maintenance of its local exchange network and costs associated with customer service, billing and other general and administrative expenses.

     The Company operates 71 central office and remote switching centers in Rochester, New York. As of December
31, 1996, the Company served 530,217 access lines in the Rochester market, of which 352,177 were residential lines and 178,040 were business lines.

     Since the beginning of 1988, the Company has invested over $447 million in upgrading its local exchange business in the Rochester market. Over this period, the Company's switching networks have been fully digitalized, making Rochester one of the largest cities in the United States to be served by an all-digital network.

     Technological innovation and regulatory change are accelerating the pace of competition for local exchange services. New competitors now have the ability to provide basic local telephone service in many major U.S. markets, including Rochester, New York. To benefit from these technological advances and broaden the scope and quality of its own product and service offerings, the Company has increased digital switching capacity throughout its networks and has pursued regulatory alternatives such as the Open Market Plan, which is described in more detail below. Currently, the Company continues to be the primary retail provider of basic residential local telephone service in Rochester, New York.

Regulatory Matters

Telecommunications Act of 1996

     On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "Act"). The Act substantially revised the Communications Act of 1934. The Act has particular relevance to the Company in two areas. First, the Act creates a duty on the part of the Company to interconnect its networks with those of its competitors and, in particular, to negotiate in good faith the terms and conditions of such interconnection. The Act also establishes pricing rules for services sold by the Company to its competitors.

     Second, although the Act generally prohibits long distance companies from marketing their services jointly with the local telephone services provided by a Regional Bell Operating Company ("RBOC"), at least until that RBOC is permitted to enter the long distance business, it contains an exception for companies that serve less than five percent of the nation's presubscribed access lines, such as the Company. The Company is not an RBOC. Thus, the Act permits the Company to market its local telephone services jointly with long distance services whether provided by the Company or provided by an affiliated company.

     The FCC has initiated three major proceedings, among others, to implement the Act. First, the Commission adopted regulations implementing the unbundling, interconnection and resale obligations of the Act. The Commission's order has been appealed to the United States Court of Appeals for the Eighth Circuit and that Court has stayed the pricing provisions of the order. A decision from the Court is expected in the next few months.

     Second, the FCC has also issued proposed rules addressing the Act's universal service provisions. A final decision from the Commission is expected in May 1997.

     Finally, the Commission has issued a notice of proposed rulemaking in which it is proposing changes to its rules governing the assessment and collection of interstate access charges assessed by local exchange carriers.

     The Company is evaluating its options in light of the pendency of these three proceedings, but cannot predict the outcome of the ongoing judicial and administrative proceedings.

The Open Market Plan

     On February 3, 1993, the Company filed its Open Market Plan with the New York State Public Service Commission ("NYSPSC"). The Open Market Plan was approved by an Order of the NYSPSC dated November 10, 1994. The Plan was approved by the Company's shareowners on December 19, 1994 and implemented effective January 1, 1995. The Open Market Plan formally opened the Rochester, New York local exchange market to competition. The Company was the first communications company in the nation to propose and implement a plan for full local competition. The Open Market Plan enables customers to choose their local telephone service provider and to select from a broad array of products, services and prices. It also gives the Company the flexibility to broaden the scope and quality of its own competitive service offerings. The Company has increased its level of enhanced services such as caller ID, call forwarding and enhanced voicemail. These enhanced services are not subject to significant price regulation.

     As a result of the Open Market Plan, two new companies were formed from the Rochester, New York local exchange operations: The Company, a provider of retail services as well as basic network services to resellers and Frontier Communications of Rochester, Inc. ("FCR"), a retail provider of telecommunications services. The Company and FCR are subsidiaries of Frontier, which became an unregulated parent holding company. This configuration has been established to better meet the current and emerging competition in the marketplace.

     The Open Market Plan provides for a total of $21 million in rate reductions (the "Rate Stabilization Plan") over a seven year period beginning January 1, 1995, subject to termination by either the Company or the NYSPSC after five years (the "Rate Period"). The Rate Stabilization Plan also precludes the Company from increasing basic residential and business telephone service rates during the rate period. In consideration of the rate reductions, the Rate Stabilization Plan provides that the Company's local exchange services be subject to price-cap regulation rather than rate of return regulation. The rates provided in the Rate Stabilization Plan were designed at the inception of the Open Market Plan to permit the Company to recover its costs and to earn a reasonable rate of return, calculated using a methodology utilized by the NYSPSC to set the rate of return earned by providers of local exchange services in New York State.

     Under the Telecommunications Act of 1996 and a statewide proceeding, the NYSPSC is also considering the prices that local exchange companies in New York may charge for "unbundled" service elements such as links (the wire from the switch to the customer premise), ports (the portion of the switch that terminates the link) and switch usage features. The Company is actively participating in this proceeding and expects the NYSPSC to issue a decision sometime in 1997. In a related statewide proceeding, the NYSPSC is also examining possible changes to the prices and rate structure of intrastate access charges paid by long distance companies for the origination and termination of long distance calls. See related discussion in Item 3, "Legal Proceedings".

     In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, the Company requested the NYSPSC staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond the Company's control. The Company anticipates a decision by the NYSPSC staff by the end of April 1997, but cannot predict the outcome of this matter. Until such time as the matter is resolved, the Company is prohibited from paying dividends to Frontier Corporation.

     Management believes there are significant market and business opportunities associated with the Company's Open
Market Plan. However, there are also uncertainties associated with the Plan. In the Company's opinion, the most significant issues relate to increased competition in the Rochester, New York market and the risk inherent in the Rate Stabilization Plan.

     There can be no assurance of what impact the changing regulatory environment will have on the Company.

Regulatory Accounting

     As of September 30, 1995, the Company discontinued the application of Financial Accounting Standards No. 71 ("FAS
71"), "Accounting for the Effects of Certain Types of
Regulation." The Company discontinued the use of FAS 71 based upon changes in regulation and increasingly rapid advancements in telecommunications technology and other factors creating more competitive markets. The discontinuance of regulatory accounting methods resulted in a non-cash post-tax extraordinary charge of $60.4 million, net of applicable income taxes of $34.9 million, primarily caused by the reduction in the recorded value of long-lived telephone plant assets.

Environmental and Other Matters

     Except for site specific issues, environmental issues tend to impact members of the telecommunications industry in consistent ways. The Environmental Protection Agency (EPA) and other agencies regulate a number of chemicals and substances that may be present in facilities used in the provision of telecommunications services. These include preservatives in some wood poles, asbestos in certain underground duct systems, and lead in some cable sheathing. Some components of the Company's network may include one or more of these substances. The Company believes that, in their present uses, any such facilities of the Company pose no significant environmental or health risk that derives from EPA regulated substances. If EPA regulation of any such substance is increased, or if any facilities are disturbed or modified in such a way as to require removal, special handling, storage and disposal may be required for any such facilities removed from use. At this time, the Company is not subject to any environmental litigation that requires disclosure.

Employees and Labor Relations

     As of December 31, 1996 the Company had 1,525
employees, of which 217 were management employees and 1,308 were clerical, service and craft workers. The Rochester
Telephone Workers Association ("RTWA") represents 689 of such clerical and service workers and the Communications
Workers of America, Local 1170 ("CWA")
represents 619 craft and service workers. The union labor contracts are negotiated in three year cycles.

     Under the current three-year contract between the Company and the RTWA, effective August 12, 1994, bargaining unit employees received a 2.0% general increase. On
February 12, 1995, February 18, 1996 and February 16, 1997 they received a 1.0% general increase. The RTWA contract will expire on August 12, 1997.

     On January 31, 1996, the CWA Local 1170 contract expired. The contract negotiations are currently at an impasse and the Rochester company implemented the terms of its final offer as of April 9, 1996. The Union filed unfair labor practice charges with the National Labor Relations Board ("NLRB"). In June, the Company received a favorable determination after review within the NLRB, rejecting all unfair labor practice claims that could have affected the declaration of impasse. The Union appealed these decisions within the NLRB. On December 2, 1996 the Office of the General Counsel of the NLRB in Washington, D.C. affirmed the dismissal of three of the four unfair labor practice charges. The fourth charge was returned to the Regional Office in Buffalo, New York for an administrative hearing. This hearing is scheduled to commence in May 1997.

     On December 11, 1996, the Company and the CWA National reached a tentative agreement on a new three year contract. However, on January 27, 1997, the membership of Local 1170 voted against the agreement. At the request of the Union, Management returned to the bargaining table on February 4, 1997. No changes resulted from this meeting. Additional bargaining sessions may be scheduled in the future, if warranted. At the present time, the terms and conditions of employment as implemented on April 9, 1996, remain in place.

Risk Factors

     The Company is subject to several risk factors that should be considered by current security owners and prospective investors. This Report on Form 10-K and the documents incorporated by reference include forward-looking statements as described under the Private Securities
Litigation Reform Act of 1995. Actual results may differ materially from those identified in forward looking statements. Forward looking statements are identified by such words as "expects," "anticipates," "believes,"
"intends," "plans" and variations of such words and similar expressions.

     Changes in Rates of Growth of the Economy and the Overall Industry

     To some extent, the Company's revenue growth is related to the overall economy and to the telecommunications industry in general. Factors that may influence the Company's performance within the telecommunications industry include product pricing and development, integration of services, the effects of competition and the expansion of the business. The performance of the economy and the telecommunications industry could cause the Company's actual results to vary significantly.

     Competition Risk

     Technological innovation and regulatory changes are accelerating the pace of competition for telecommunications services. As a result, the Company faces intensified competition in all aspects of providing telecommunications services.

     There are significant uncertainties surrounding the introduction of new products and services and the capital expenditures that will be required by the Company to remain in a competitive position. In addition, there are uncertainties surrounding the impact on competition as a result of the enactment of the Telecommunications Act of 1996.

     Contingent Liabilities

     The Company is continuously involved in various judicial and administrative proceedings involving matters incidental to the business. Unless otherwise stated specifically, the Company believes that the probable outcome of any of these matters, or to the combination of all of the matters, will not have a material adverse effect on the Company's consolidated results of operations or financial position. However, there can be no assurance that the resolution of these matters will not be contrary to management's expectations.


ITEM 2.   PROPERTIES

     The Company owns its telephone property, which includes: connecting lines between customers' premises and the central office switching equipment, buildings, land and miscellaneous property and customer premises equipment under lease agreement with the Company.

     The connecting lines include aerial and underground cable, conduit, poles and wires and microwave equipment.
These facilities are located on public streets and highways or on privately owned land. The Company has permission to use these lands pursuant to local governmental consent or lease, permit, easement or other agreement.

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


ITEM 3.   LEGAL PROCEEDINGS

          On October 3, 1995, AT&T Communications of New York filed a formal complaint with the NYSPSC requesting changes to the Open Market Plan. AT&T asked the NYSPSC to reduce the Company's wholesale rates to resellers by increasing the "wholesale discount" (the margin between wholesale and retail rates) for most services from 5% to 35%. AT&T also complained about other rates and about the terms and conditions of the provisioning of service to resellers. On July 18, 1996, the NYSPSC increased the wholesale discount to 13.5% on a temporary basis, effective
July 24, 1996.   On November 27, 1996, the NYSPSC
established permanent wholesale discounts, retroactive to July 24, of 17.0% for resellers using the Company's operator services and 19.6% for resellers providing their own operator services. In a statewide proceeding also examining New York Telephone Company's wholesale prices, the NYSPSC is determining the prices applicable to the purchase of unbundled network elements such as subscriber loops ("links"), switch ports and transport and switching services. In a related statewide proceeding, the NYSPSC is also examining possible changes in the prices and rate structure of intrastate access charges paid by long distance companies for the origination and termination of long distance calls.

     In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, the Company requested the NYSPSC staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond the Company's control. The Company anticipates a decision by the NYSPSC staff by the end of April 1997.
Until such time as the matter is resolved, the Company is prohibited from paying dividends to Frontier Corporation. Management cannot predict the ultimate results of these proceedings at this time.


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

     The Open Market Plan, discussed under Item 1, imposes conditions on the declaration of dividends from the Company to Frontier such that the Company may only pay dividends on its common stock when the payment of such dividends will not impair the Company's service quality or its ability to finance its short and long term capital needs at reasonable terms, while maintaining specified debt ratings (a target debt rating of "A" from S&P).

ITEM 6.   SELECTED FINANCIAL DATA

     Omitted pursuant to General Instruction J.

ITEM 7.    MANAGEMENT'S NARRATIVE ANALYSIS OF
           THE  RESULTS OF OPERATIONS

     The information presented in this Management's
Narrative Analysis of the Results of Operations should be read in conjunction with the financial statements and accompanying Notes of Rochester Telephone Corp. ("the
Company") for the three years ended December 31, 1996.

     The matters discussed throughout this Form 10-K, except for historical financial results contained herein, may be forward looking in nature or "forward looking statements." Actual results may differ materially from the forecasts or projections presented. Forward looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to: changes in the overall economy and the economy in Rochester, New York, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy and the mix of products and services offered in the Company's markets. Any forward looking statements in the 1996 Form 10-K should be evaluated in light of these important risk factors.

RESULTS OF OPERATIONS

     Revenues in 1996 were $321.8 million, an increase of $6.5 million or 2.1% over the prior year. Revenue growth over the prior year was driven in part by the introduction of new products and features and a higher demand for services in the open market environment. Total access lines increased 1.1% and minutes of use increased 6.5% over 1995. The increases in revenue growth were partially offset by rate reductions for business touch-tone as stipulated by the Open Market Plan and a decline in intraLATA toll revenues. (See discussion of the Open Market Plan on pages 12-14.) In general, prices being charged to both customers and to long distance companies for access usage have declined over the past three years. This is due not only to regulatory requirements, but also to increased competition in the marketplace. Prices charged to customers and access prices charged to long distance companies may continue to decline as competition increases and regulatory controls are relaxed.

     Costs and expenses for 1996 include a charge of $17.3 million resulting from the curtailment of certain company pension plans. The pension curtailment is a result of Frontier's efforts to standardize pension benefits across the Corporation. Normalized for these nonrecurring charges, cost and expenses were $233.0 million, an increase of $4.6 million or 2.0%, which was relatively flat as compared to 1995. Reduced selling, administrative and depreciation costs were offset by increased costs associated with the union contract negotiations. These costs, which were incurred in connection with the contract negotiations with Communications Workers of America, Local 1170, were necessary to ensure reliable and uninterrupted customer service in the event of a work stoppage. The contract negotiations are currently at an impasse and the Company implemented the terms of its final offer as of April 9, 1996. See also Item 1, "Business" and "Employee and Labor Relations" in this section for additional information regarding the CWA contract negotiations.

     Depreciation and amortization expense for 1996 decreased $2.3 million or 4.0% from 1995. The decrease is primarily due to the reduction in depreciation expense associated with the impairment loss and plant write-down under FAS 121. The assets included in the FAS 121 adjustment consist principally of telephone switching equipment held for disposal as a result of the Company's implementing a central office switch consolidation project.
The three year plan to consolidate host switches and reduce the number by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades in future years. As of December 31, 1996, the project is progressing as scheduled and two host switches have been consolidated. The Company anticipates that the project will be substantially complete by July 1998.

Other Income Statement Items

     Interest expense for 1996 was $3.1 million, a decrease of $3.1 million or 50.2% over 1995. The Company realized reduced interest expense in 1996 primarily due to lower average debt levels in 1996 as compared to 1995 and as a result of the refinancing of outstanding debt previously issued under the revolving credit agreement in the first quarter of 1996.

     The effective tax rate in 1996 was 35.1% versus 37.1% in 1995. The decrease in the effective tax rate is a result of the Company's discontinuance of regulatory accounting for deferred taxes associated with its telephone plant.

Nonrecurring Charge

     The Company's operating results for 1996 include a $17.3 million pre-tax charge resulting from the curtailment of certain Company pension plans. The pension curtailment is a result of Frontier's efforts to standardize pension plans across the Corporation.

Extraordinary Item

     As a result of changes in regulation and increasing competition in the telecommunications industry, the Company discontinued the use of Statement of Financial Accounting
Standards ("FAS") No. 71, "Accounting for the Effects of
Certain Types of Regulation" as of September 30, 1995. This non-cash extraordinary write-off totaled $60.4 million, net of an income tax benefit of $34.9 million.

New Accounting Pronouncements

     Effective January 1, 1996, the Company adopted FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FAS 121 requires that certain long-lived assets and identifiable intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of, be reported at fair value less selling costs. The Company's adoption of this standard resulted in a non-cash charge of $6.9 million (net of a tax benefit of $3.7 million) and is reported as a cumulative effect of a change in accounting principle. The charge represents the cumulative adjustment required by FAS 121 to remeasure the carrying amount of certain assets held for disposal as of January 1, 1996. These assets held for disposal consist principally of telephone switching equipment as a result of the Company implementing a central office switch consolidation project.

LIQUIDITY AND CAPITAL RESOURCES

Review of Cash Flow Activity

     Cash generated from operations amounted to $106.4 million in 1996 as compared to $98.6 million in 1995. The increase in operating cash flow is primarily attributable to revenue growth and decreased working capital requirements. Offsetting cash provided by operating activities in 1996 and 1995 are outflows for capital expenditures of $53.1 million and $38.6 million, respectively. The increase in capital expenditures in 1996 is primarily due to the host consolidation project.

     Financing activities resulted in net cash outflows of $55.4 million and $54.4 million for 1996 and 1995, respectively. During 1996, the Company paid cash dividends of $56.0 million, repaid advances to Frontier Corporation in the amount of $1.9 million and increased borrowings under its commercial paper program by $2.6 million. Financing activities in the prior year included $99.7 million for debt repayments, offset by proceeds from the issuance of long-term debt of $39.6 million and advances from Frontier Corporation of $5.8 million. No cash dividends were paid to Frontier Corporation during 1995.

Debt

     At December 31, 1996, the Company's total outstanding long-term debt amounted to $62.9 million. This debt consisted of $22.9 million issued under the Company's commercial paper program and $40.0 million of medium-term notes issued on March 27, 1995.

     In the first quarter of 1996, the Company refinanced the outstanding debt previously issued under the revolving credit agreement with commercial paper issued by Chase Manhattan. The Company's commercial paper program is backed by the revolving credit agreement.

Debt Ratio and Interest Coverage

     The Company's debt ratio was 21.4% as of December 31, 1996. This compares to a debt ratio of 19.4% at December 31, 1995. This change is driven by the reduction in equity primarily as a result of dividends paid to Frontier during 1996 . Pre-tax interest coverage was 20.1 times for the year ended December 31, 1996 as compared with 11.5 times for the year ended December 31, 1995, excluding nonrecurring charges.

Capital Spending

     The Company plans to expend approximately $50.0 million for additions to property, plant and equipment during 1997. The planned capital expenditures are primarily attributed to technological advancements and expansion of the network to meet customer demand.

OTHER ITEMS

Open Market Plan

     The Company completed its second full year of operations under the Open Market Plan in 1996. The Open Market Plan promotes telecommunications competition in the Rochester, New York market by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers and (4) service provider number portability. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which reduces the number of retail customers and potentially causes a decrease in the revenues and profitability for the Company. However, results since the implementation of the Open Market Plan indicate that a stimulation of demand in the use of the network and new product revenue can offset the loss of some retail customers. Increased competition may also lead to additional price decreases for services, adversely impacting the Company's margins.

     During the seven year period of the Open Market Plan
Agreement, rate reductions of $21 million will be implemented for Rochester area consumers, including $11.5 million of which occurred in 1995 and an additional $2.5 million which occurred in 1996. A rate reduction of $1.5 million will occur in 1997. Rates charged for basic residential and business telephone service may not be increased during the seven year period of the Plan. The Company is allowed to raise prices on certain enhanced products such as caller ID and call forwarding. Price increases on enhanced products partially offset the rate reductions required under the Plan in 1996.

     In addition to the required rate reductions, the Open Market Plan prohibits the payment of dividends by the Company to Frontier Corporation if (i) the Company's senior debt has been downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividends paid to the parent, Frontier Corporation, also are prohibited unless the Company's directors certify that such dividends will not impair the Company's service quality or its ability to finance its short and long term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

     AT&T Communications of New York filed a complaint with the NYSPSC for reconsideration of the Open Market Plan on October 3, 1995. The complaint sought a change in the wholesale discount, the minutes of use surcharge and changes in a number of operational and support activities.
Some of these issues are also being considered in other states in other unrelated local competition proceedings. On
July 18, 1996, the NYSPSC increased the wholesale discount of 13.5% on a temporary basis, effective July 24, 1996. On
November 27, 1996, the NYSPSC established permanent wholesale discounts retroactive to July 24, 1996, of 17.0% for resellers that use the Company's operator services and 19.6% for resellers that provide their own operator services. The Company believes that, currently, all resellers in this market use the Company's operator services.

     Under the Telecommunications Act of 1996 and a statewide proceeding, the NYSPSC is also considering the prices local exchange companies in New York may charge for "unbundled" service elements such as links (the wire from the switch to the customer premise) and ports (the portion of the switch that terminates the link) and switch usage features. The Company is actively participating in the proceeding and expects the NYSPSC to issue a decision on some service elements in 1997. In a related statewide proceeding, the NYSPSC is also examining possible changes to the prices and rate structure of intrastate access charges paid by long distance companies for the origination and termination of long distance calls.

     In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, the Company requested the NYSPSC staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond the Company's control. The Company anticipates a decision by the NYSPSC staff by the end of April 1997, but cannot predict the outcome of this matter. Until such time as the matter is resolved, the Company is prohibited from paying any more dividends to Frontier Corporation. This does not affect the dividend payments made to Frontier throughout 1996.

Employee and Labor Relations

     The labor contract between the Communications Workers of America ("CWA") Local 1170 and the Company expired on January 31, 1996. The Company's total workforce is 1,525 employees at December 31, 1996. Membership in the CWA Local accounted for approximately 41% of that total. After six months of collective bargaining without reaching an agreement, the Company declared that the negotiations were at impasse and implemented the terms of its final offer effective April 9, 1996. The CWA Local 1170 challenged the Company's declaration of impasse and implementation through the filing of several unfair labor practice charges with the National Labor Relations Board ("NLRB"). All but one of these charges was dismissed by the NLRB on December 2, 1996. The remaining charge was returned to the NLRB's Regional Office in Buffalo, New York for an administrative hearing that is scheduled to commence in May 1997. The Company cannot predict the final outcome of these matters at this time.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA

     The financial statements, together with the report thereon of Price Waterhouse LLP, dated January 20,
1997, is presented on pages 15 through 34 of this Form 10-K report and is incorporated by reference into this Item 8.

              Report of Independent Accountants


To the Shareowner of
Rochester Telephone Corp.


     In our opinion, the accompanying balance sheets and the related statements of income, shareowner's equity and cash flows present fairly, in all material respects, the financial position of Rochester Telephone Corp. at December 31, 1996, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 9 to the financial statements, during the first quarter of 1996 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of."

     As discussed in Note 9 to the financial statements, during the third quarter of 1995 the Company adopted the provisions of Statement of Financial Accounting Standards
No. 116, "Accounting for Contributions Received and
Contributions Made."

     As discussed in Note 2 to the financial statements, during the third quarter of 1995 the Company discontinued accounting for the operations of its local communications subsidiaries in accordance with Statement of Financial
Accounting Standards No. 71, "Accounting for the Effects of
Certain Types of Regulation."

     As discussed in Note 9 to the financial statements, during the first quarter of 1994 the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits."

    The accompanying financial statements represent the carve out of the Company's results from operations and net assets from the December 31, 1994 historical consolidated financial statements of Frontier Corporation (formerly
Rochester Telephone Corporation). A description of the significant assumptions used to prepare the carve out financial statements is included in Note 1 to the financial statements.





PRICE WATERHOUSE LLP

January 20, 1997
Rochester, New York

                     Rochester  Telephone  Corp.
                         Statements of Income



In thousands of dollars             Years Ended     1996     1995      1994
                                    December 31,
----------------------------------------------------------------------------
Revenues                                          $321,838 $315,335 $308,349

Costs and Expenses
Operating expenses                                 157,197  146,236  151,472
Depreciation and amortization                       54,291   56,549   56,235
Taxes other than income taxes                       21,492   25,589   28,647
Nonrecurring charge                                 17,340     -        -
----------------------------------------------------------------------------
    Total Costs and Expenses                       250,320  228,374  236,354
----------------------------------------------------------------------------
Operating Income                                    71,518   86,961   71,995
Interest expense                                     3,105    6,237   11,550
Other expense, net                                   2,304    2,839    7,013
----------------------------------------------------------------------------

Income Before Taxes,
 Extraordinary Items and
Cumulative Effect of Changes in
Accounting Principles                               66,109   77,885   53,432
Income taxes                                        23,169   28,878   18,386
----------------------------------------------------------------------------
Income Before Extraordinary Items
 and Cumulative
Effect of Changes in Accounting Principles          42,940   49,007   35,046
Extraordinary item                                          (60,441)    -
Cumulative effect of changes in accounting
 principles                                         (6,949)  (1,020)  (6,729)
----------------------------------------------------------------------------
Net Income (Loss)                                  $35,991 $(12,454) $28,317
============================================================================

See accompanying Notes to Financial Statements.

                        Rochester  Telephone  Corp.
                                Balance Sheets

In thousands of dollars       December 31,    1996       1995      1994
-----------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                 $  3,591   $  5,643         -
Accounts receivable, (less
allowance for uncollectibles of
$1,501, $1,421, and $1,017
respectively)                               47,777     54,450    53,608
Accounts receivable - affiliates             2,670      2,273         -
Materials and supplies                       2,006      3,084     3,623
Prepaid directory                           12,463     13,038    10,767
Other prepayments                            1,406      1,752     1,805
-----------------------------------------------------------------------
Total Current Assets                        69,913     80,240    69,803
Property, plant and equipment,net          330,552    340,545   465,747
Prepaid pension                             14,204     28,305    11,739
Deferred and other assets                    1,247      1,799    21,592
-----------------------------------------------------------------------
Total Assets                              $415,916   $450,889  $568,881
=======================================================================
LIABILITIES AND SHAREOWNER'S EQUITY
Current Liabilities
Accounts payable                          $ 31,759   $ 42,054  $ 29,995
Accounts payable - affiliates               19,022      9,770         -
Advances from affiliate                      3,827      5,753         -
Advance billings                             4,994      5,120     7,597
Taxes accrued                                3,047      5,602     4,970
Other liabilities                            5,908      5,520     5,636
-----------------------------------------------------------------------
Total Current Liabilities                   68,557     73,819    48,198
Long-term debt                              62,872     60,300   120,000
Deferred income taxes                       25,266     36,196    75,384
Deferred employee benefits obligation       23,176     20,253    15,597
Other long-term liabilities                  4,971      9,238    17,604
-----------------------------------------------------------------------
Total Liabilities                          184,842    199,806   276,783
-----------------------------------------------------------------------

Shareowner's Equity
Common stock, no par,
authorized 1,000 shares; 772
shares in 1996 and 1995 and
one share in 1994 issued and
additional paid in capital                 231,074    263,537   292,098
Retained earnings                                -    (12,454)        -
-----------------------------------------------------------------------
Total Shareowner's Equity                  231,074    251,083   292,098
-----------------------------------------------------------------------
  Total Liabilities and
   Shareowner's Equity                     $415,916   $450,889  $568,881
-----------------------------------------------------------------------
-----------------------------------------------------------------------
 See accompanying Notes to Financial Statements.

                       Rochester  Telephone  Corp.
                    Statements of Shareowner's Equity

                                       Common
        In thousands of                 Stock
        dollars                           and
                                   Additional   Retained
                                      Paid in   Earnings
                                      Capital  (Deficit)    Total
         --------------------------------------------------------
         Balance, January 1, 1994    $292,098 $  23,484  $315,582
         Net income                              28,317    28,317
         Common stock dividends                 (51,801)  (51,801)
         --------------------------------------------------------
         Balance, December 31, 1994   292,098        -   292,098
         Net loss                              (12,454)  (12,454)
         Equity adjustment on
         assets transferred 1/1/95     (28,561)      -   (28,561)
         -------------------------------------------------------
         Balance, December 31, 1995    263,537 (12,454)  251,083
         Net income                             35,991    35,991
         Common stock dividends                (23,537)  (23,537)
         Return of capital to
         Frontier Corporation         (32,463)       -   (32,463)
         -------------------------------------------------------
         Balance, December 31, 1996   $231,074 $     -  $231,074
         =======================================================

         See accompanying Notes to Financial Statements.

                      Rochester  Telephone  Corp.
                       Statements of Cash Flows

In thousands of dollars  Years Ended         1996      1995      1994
                         December 31,
---------------------------------------------------------------------
Operating Activities
Net Income (Loss)                          $35,991  $(12,454)  $28,317
---------------------------------------------------------------------
Adjustments to reconcile net
income to net cash provided by operating
activities:
 Extraordinary items                             -    95,317          -
 Cumulative effect of
 changes in accounting principles           10,691     1,569    10,352
 Nonrecurring charge                        17,340         -       -
 Depreciation and amortization              54,291    56,549    56,235
 Depreciation reserve adjustment                 -         -     9,500
 Changes in operating
 assets and liabilities:
   Decrease (increase) in accounts
    receivable                               6,673   (54,450)     (571)
  Increase in
  accounts receivable - affiliates            (397)   (2,273)        -
  Decrease (increase)
   in materials and supplies                 1,078       170      (349)
  Decrease (increase) in prepaid directory     575    (2,271)   (1,197)
  Decrease (increase) in other prepayments     346      (208)      297
  Increase in prepaid pension               (1,240)  (16,566)   (5,622)
  Decrease in deferred and other assets        325     5,210     9,743
  (Decrease) increase in accounts payable  (12,294)   40,401     1,679
  Increase in accounts payable - affiliates  7,557     9,770       -
  Decrease in advance billings                (126)   (2,207)      (91)
  (Decrease) increase in accrued taxes      (2,555)    1,344    (1,661)
  Increase in other current liabilities        388     1,848       155
  Increase in deferred employee benefits
   obligation                                 2,923    5,264     6,951
  Decrease in deferred income taxes         (10,930) (30,418)  (13,832)
  (Decrease) increase
   in other long term liabilities            (4,267)   2,046    (3,177)
   -------------------------------------------------------------------
       Total Adjustments                     70,378  111,095    68,412
   -------------------------------------------------------------------

    Net cash provided by operating
     activities                             106,369   98,641    96,729
   -------------------------------------------------------------------
   Investing Activities
   Expenditures for property, plant
   and equipment                            (53,067) (38,619)  (34,928)
----------------------------------------------------------------------
    Net cash used in investing
     activities                             (53,067) (38,619)  (34,928)
----------------------------------------------------------------------
  Financing Activities
  Repayments of long-term debt                       (99,700)  (10,000)
  Proceeds from issuance of long-term debt    2,572   39,568       -
  Advances from affiliates                   (1,926)   5,753       -
  Dividends paid                            (23,537)       -   (51,801)
  Return of capital to Frontier
   Corporation                              (32,463)       -       -
----------------------------------------------------------------------
    Net cash used in financing activities   (55,354) (54,379)  (61,801)
----------------------------------------------------------------------
Net (Decrease) Increase in Cash & Cash
 Equivalents                                 (2,052)   5,643       -
Cash and Cash Equivalents at Beginning
 of Year                                      5,643        -       -
----------------------------------------------------------------------
Cash and Cash Equivalents at End of Year   $  3,591  $ 5,643   $   -
======================================================================

See accompanying Notes to Financial Statements.

Note 1:   Accounting Policies

Basis of Accounting

     The accounting policies of Rochester Telephone Corp. (the "Company"), a wholly owned subsidiary of Frontier Corporation ("Frontier"), are in conformity with generally accepted accounting principles. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Comparative Financial Statements

     The Company received its net assets from Frontier Corporation on January 1, 1995. Prior to January 1, 1995, the Company's results of operations and net assets were included in the consolidated financial statements of Frontier. The 1994 comparative financial statements assume that the net cash flow generated from operating activities, less those expenditures for property, plant and equipment and repayment of long term debt, was paid to Frontier in the form of a cash dividend. The Company's management believes that the assumptions used in preparing the carve-out financial statements provide a reasonable basis for presenting the results of operations and net assets of the Company.

Allocation of Corporate Overhead

     The results of operations of the Company include allocations of corporate expenses from Frontier. These costs primarily include executive, corporate planning, legal, tax, treasury, corporate communications, and corporate accounting functions. They are allocated to the Company based on a weighted average of four factors: employees, revenues, capitalization and common equity. The methodology used to allocate these common corporate costs is considered reasonable and has been approved for use by the New York State Public Service Commission ("NYSPSC") prior to the separation of the companies under the Open Market Plan agreement (see Note 11).

Materials and Supplies

     Materials and supplies are stated at the lower of cost or market, based on weighted average unit cost.

Property, Plant and Equipment

     The investment in property, plant and equipment is recorded at cost. Improvements that significantly add to productive capacity or extend useful life are capitalized, while maintenance and repairs are expensed as incurred. The Company's provision for depreciation is based on the straight-line, average remaining life method for the various classes of plant. The range of service lives for furniture and fixtures is 12 to 20 years, central office equipment is 8 to
13.5 years, local and toll service lines is 12 to 25 years, station equipment is 10 to 21 years and building and building improvements is 5 to 35 years.

     The cost of depreciable property units retired, plus removal costs, less salvage is charged to accumulated depreciation.

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

Common Stock and Additional Paid in Capital

     The value assigned to common stock and additional paid in capital of the Company was determined based on the historical net book value of the assets transferred from Frontier to the Company on January 1, 1995. The adjusted net book value of the assets transferred as of January 1, 1995, was $263.5 million. For 1994, the value assigned to common stock and additional paid in capital of the Company was based on the historical net book value of the assets represented by the carve-out, as if they were transferred from Frontier on January 1, 1994.

Revenue Recognition

     Customers are billed as of monthly cycle dates. Revenue is recognized as service is provided and unbilled usage is accrued.

Cash Flows

      For purposes of the Statements of Cash Flows, the Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

     Actual interest paid was $4.3 million, $9.3 million, and $14.0 million for the years ended December 31, 1996, 1995, and 1994 respectively. Interest costs associated with the construction of capital assets are capitalized. Total amounts capitalized during 1996, 1995 and 1994 were $1.2 million, $1.0 million and $1.1 million, respectively. In addition, actual income taxes paid were $31.3 million, $33.2 million and $28.6 million for the years ended December 31, 1996, 1995 and 1994 respectively.

Reclassifications

     Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2:    Discontinuation of Regulatory Accounting
           Principles

     The Company determined in 1995 that Financial Accounting Standards Board Statement No. 71 ("FAS 71"), "Accounting for the Effects of Certain Types of Regulation," was no longer applicable based upon changes in regulation, increasingly rapid advancements in telecommunications technology and other factors creating competitive markets.

     As a result of the discontinuance of FAS 71, the Company recorded a non-cash extraordinary charge of $60.4 million, net of an income tax benefit of $34.9 million, as of September 30, 1995. The components of the extraordinary charge follow:

In millions of dollars         Pre-Tax          After-Tax
---------------------------------------------------------
Increase to the accumulated
 depreciation balance          $ 105.4            $ 68.5
Elimination of other net
 regulatory liabilities          (10.1)             (0.9)
Accelerated amortization
 of tax credits                     -               (7.2)
---------------------------------------------------------
                               $  95.3            $ 60.4
---------------------------------------------------------

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

Note 3:    Property, Plant and Equipment

     Major classes of property, plant and equipment are summarized below:


In thousands of dollars             1996     1995     1994
----------------------------------------------------------
Land, buildings and building
 improvements                   $ 47,128 $ 46,182 $ 45,939
Local and toll service lines     438,989  418,918  408,234
Central office equipment         322,943  339,390  337,468
Station equipment                 13,357   11,357   11,790
Furniture and fixtures            49,192   44,019   41,223
Plant under construction          25,068   17,716   21,228
Less: Accumulated depreciation   566,125  537,037  400,135
----------------------------------------------------------
                                $330,552 $340,545 $465,747

     Depreciation expense was $54.1 million, $56.0 million, and $55.4 million for the years ending December 31, 1996, 1995 and 1994, respectively.

Note 4:    Long-Term Debt

In thousands of dollars At December 31,       1996      1995      1994
----------------------------------------------------------------------
Debentures
  10.46% convertible, due October
   27, 2008                               $    -     $    -   $  5,300
  9%, due January 1, 2020                      -          -     69,785
  9%, due August 15, 2021                      -          -    100,000
----------------------------------------------------------------------
                                               -          -    175,085
Medium-term notes, 8.77% - 9.30%,
  due 2000 to 2004                             -          -    179,000
Medium-term notes, 7.51%, due 2002        40,000 (a)  40,000      -
Revolving credit agreements               22,876 (b)  20,300   120,000
----------------------------------------------------------------------
Sub-total                                 62,876 (c)  60,300   474,085
Less - Discount on long-term debt,
 net of premium                                4        -        2,977
----------------------------------------------------------------------
                                          62,872      60,300   471,108
Long-term debt allocated to Frontier           -        -     (351,108) (d)
----------------------------------------------------------------------
Total long-term debt                     $62,872     $60,300  $120,000
======================================================================

     At December 31, 1996, aggregate debt maturities were:

(In thousands of dollars)   1997     1998    1999     2000      2001
                            ----------------------------------------
                            $ -      $ -   $22,876    $ -       $ -

 (a) In accordance with the Open Market Plan agreement, the Company issued $40 million of medium-term notes in March 1995 which mature in 2002.

(b) The Company has a credit facility totaling $100.0 million which is available through commercial paper borrowings or through draws under the Revolving Credit Agreement. At December 31, 1996, the Company had outstanding $22.9 million in commercial paper issuances. Commercial paper is classified as long-term debt as the Company intends to refinance the debt through continued short-term borrowing or available credit facilities with unused commitments extending beyond one year.

  In December 1994, the Company entered into a Revolving Credit agreement with six commercial banks which expires December 1999. The agreement established a secured $160 million line of credit which was amended in 1995 to remove the security interest on the Company's assets and reduce the available line of credit to $100.0 million. The agreement carries commitment fees of .07 percent per year on the entire commitment with interest on amounts drawn down based on either the prime rate, LIBOR plus .13 percent, or a competitive bid rate.

(c) In accordance with FAS 107, "Disclosures about Fair Value of Financial Instruments," the Company estimates that the fair value of the debt, based on rates currently available to the Company for debt with similar terms and remaining maturities, is $64.4 million.

(d) The allocation of debt to the Company for 1994 was based on a ratio of debt to total capital of 30%. In accordance with the Open Market Plan, the initial ratio of long-term debt to total capital was not to exceed 40.37%, and the amount of public long-term debt to be maintained by the Company could not be less than $40 million.

Note 5:    Income Taxes

     The provision for income taxes consists of the following:


In thousands of dollars
          December 31,         1996      1995    1994
-----------------------------------------------------
Federal
   Current                  $30,357   $30,358 $26,012
   Deferred                  (7,188)   (1,480) (7,626)
                            -------------------------
                            $23,169   $28,878 $18,386

     The Company is taxed under Article 9 of the New York
State Tax Law on the basis of gross receipts, not net taxable income. Therefore, there is no current state tax provision for income taxes.

     The reconciliation of the federal statutory income tax rate with the effective income tax rate reflected in the financial statements is as follows:

In thousands of dollars
December 31,                      1996       1995       1994
------------------------------------------------------------
Federal income tax expense at
statutory rate                   35.0%      35.0%      35.0%
Accelerated depreciation             -       3.2%       5.0%
Investment tax credit                -      -0.8%      -1.8%
Miscellaneous                     0.1%      -0.3%      -3.8%
------------------------------------------------------------
  Total federal income tax       35.1%      37.1%      34.4%


     Deferred tax liabilities (assets) are comprised of the following:


In thousands of dollars
December 31,                    1996    1995      1994
---------------------------------------------------------
Accelerated depreciation     $29,346 $35,507   $65,340
Investment tax credit            -      -        7,853
Pension - FAS 87               5,094   7,277     4,291
Miscellaneous                    443     873     5,710
---------------------------------------------------------
Gross deferred tax
liabilities                   34,883  43,657    83,194
---------------------------------------------------------
Postretirement benefits
 obligation                   (8,598) (5,767)   (5,378)
Deferred compensation                    (85)     (486)
Miscellaneous                 (1,019) (1,609)   (1,946)
---------------------------------------------------------
Gross deferred tax assets     (9,617) (7,461)   (7,810)
---------------------------------------------------------
Net deferred tax liabilities $25,266 $36,196   $75,384
=========================================================

Note 6:  Service Pensions and Benefits

     The Company has contributory and noncontributory plans providing for service pensions and certain death benefits for substantially all employees. The Company's funding policy is to make contributions for pension benefits based on actuarial computations which reflect the long-term nature of the pension plan. However, under FAS 87, "Employers' Accounting for Pensions," the development of the projected benefit obligation essentially is computed for financial reporting purposes and may differ from the actuarial determination for funding due to varying assumptions and methods of computation.

     The following table summarizes the funded status of the Company's pension plan.

In thousands of dollars December 31,    1996       1995    1994
-----------------------------------------------------------------
Actuarial present value of benefit
obligations:
Vested benefit obligation            $84,386   $  78,348 $244,842
Accumulated benefit obligation        96,551      87,053  255,216
-----------------------------------------------------------------
Plan assets at fair value,
primarily fixed income
  securities and common stock        125,184     102,477  303,793
Projected benefit obligation         (96,551)    (88,098)(266,331)
-----------------------------------------------------------------
Funded status                         28,633      14,379   37,462
Unrecognized net (gain) loss         (13,822)     14,911  (23,195)
Unrecognized net transition asset       (607)     (1,211)  (2,063)
Unrecognized prior service cost           -          226      625
Less: Allocation of pension assets
 to Frontier                              -         -      (1,090)
-----------------------------------------------------------------
Pension asset reflected in the
 Balance Sheet                       $14,204    $ 28,305 $ 11,739
=================================================================

In thousands of dollars December 31,   1996    1995     1994
------------------------------------------------------------
Service cost                        $ 3,226 $ 2,853 $  5,328
Interest cost on projected benefit
 obligation                           5,976   5,950   19,322
Actual (return) loss on plan assets (15,837)(22,485)   1,406
Net amortization and deferral         5,395  10,039  (30,731)
------------------------------------------------------------
Net periodic pension benefit         (1,240) (3,643)  (4,675)
Benefit resulting from regulatory
agency actions                           -   (1,090)  (1,453)
Amount due to curtailment            17,340  (1,712)       -
------------------------------------------------------------
Net periodic pension cost (benefit)
 recognized                         $16,100 $(6,445) $(6,128)
============================================================

     The following rates and assumptions were used to calculate the projected benefit obligation:

Years Ended December 31,        1996      1995          1994
------------------------------------------------------------
Weighted average discount rate  7.5%      7.5%          8.5%
Rate of salary increase         5.0%      5.0%          5.5%
Expected return on plan assets  9.0%      9.0%          9.0%
------------------------------------------------------------

     In 1996, the Company recognized a curtailment loss of $17.3 million reflecting the freezing of defined benefit plans by Frontier for certain bargaining unit employees. This curtailment loss is reflected as a "Nonrecurring charge" in the Statement of Income. Pension expense in 1995 included a net curtailment gain of $1.7 million reflecting the freezing of defined benefit plans sponsored by Frontier for non-bargaining unit employees as of December 31, 1996.

     The Company also participates in a number of defined contribution plans. The most significant plan covers non-bargaining employees, who can elect to make contributions through payroll deduction. Effective January 1, 1996, the Company provides a contribution of .5 percent of gross compensation in Frontier common stock for every employee eligible to participate in the plan. The Company also provides 100% matching contributions in Frontier common stock up to three percent of gross compensation, and may, at the discretion of the Management Benefit Committee, provide additional matching contributions based upon Frontier's financial results. In 1995 and 1994, the Company provided matching contributions in Frontier common stock up to 75 percent of participants' contributions up to six percent of gross compensation. The total cost recognized for defined contribution plans was $1.2 million for 1996, $1.3 million for 1995 and $1.8 million for 1994.

Note 7:   Postretirement Benefits Other Than Pensions

     The Company provides health care and life insurance benefits to most employees. In adopting FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the Company elected to defer the recognition of the transition benefit obligation of $90 million over a period of twenty years. During 1996, the Company amended its health benefits care plan to cap the cost absorbed by the Company for health care and life insurance for its bargaining unit employees who retire after December 31, 1996. The effect of this amendment was to reduce the December 31, 1996 accumulated postretirement obligation by $7.8 million.

     During the fourth quarter of 1995, the Company amended its health benefits plan to cap the cost absorbed by the Company for health care and life insurance for non-bargaining unit employees who retire after December 31, 1996. The effect of this amendment was to reduce the December 31, 1995 accumulated postretirement obligation by $2.3 million.

     The status of the plan is as follows:

In thousands of dollars                      1996    1995     1994
-------------------------------------------------------------------
Accumulated postretirement benefit
obligation (APBO)
attributable to:
  Retirees                                $53,180 $ 51,936 $ 57,781
  Fully eligible plan participants         10,651   13,892   17,768
  Other active plan participants            5,426   11,105   15,236
-----------------------------------------------------------------
  Total APBO                               69,257   76,933   90,785
Plan assets at fair value, primarily life
 insurance policies and
 money market instruments                   2,486    3,619    3,813
-----------------------------------------------------------------
APBO in excess of plan assets              66,771   73,314   86,972
Unrecognized transition obligation        (63,644) (74,481) (80,684)
Unrecognized net prior service cost             -   (1,076)  (3,935)
Unrecognized net gain                      20,049   22,496   14,098
Less: Allocation of postretirement benefit
obligation to Frontier                          -        -     (854)
-------------------------------------------------------------------
Accrued postretirement benefit obligation $23,176  $20,253  $15,597
===================================================================

     The components of the estimated postretirement benefit cost are as follows:

In thousands of dollars December 31,      1996     1995    1994
---------------------------------------------------------------
  Service cost                          $  214   $  467  $  664
  Interest on APBO                       5,120    5,817   6,587
  Return on plan assets                   (244)    (320)   (350)
  Amortization of:
    Transition obligation                4,079    4,381   4,482
    Prior service cost                      19      196     195
    Gains                               (1,829)  (2,228)   (870)
---------------------------------------------------------------
Net postretirement benefit cost         $7,359   $8,313 $10,708
===============================================================

     The following assumptions were used to value the postretirement benefit obligation:

Years Ended December 31,         1996       1995        1994
------------------------------------------------------------
Weighted average discount rate   7.5%       7.5%         8.5%
Expected return on plan assets   9.0%       9.0%         9.0%
Rate of salary increase          5.0%       5.0%         5.5%
Assumed rate of increase in cost
 of covered health care benefits 6.1%      10.5%        11.2%
-------------------------------------------------------------

     Health care costs were assumed to decline consistently to 5.0% by 2006 and thereafter. If the health care cost trend rates were increased by one percentage point, the accumulated postretirement benefit health care obligation as of December 31, 1996 would increase by $4.3 million while the sum of the service and interest cost components of the net postretirement benefit health care cost for 1996 would increase by $.4 million.

Note 8:  Stock Option Plans and Other Common Stock
         Transactions

     Executives, directors and certain employees of the Company are eligible to receive Frontier stock options under stock option plans. The exercise price for all plans is the fair market value of the stock on the date of the grant. The options expire ten years from the date of the grant. The options vest over a period from one to three years. The maximum number of shares which may be granted under the Executive plan is limited to one percent of the number of issued shares, including treasury shares, of Frontier's common stock during any calendar year. The maximum number of shares which may be granted under the employee plan is a total of 8,000,000 shares over a ten year period. The maximum number of shares which may be granted under the directors plan is 1,000,000 shares.

Note 9:    Accounting Pronouncements Adopted

     Effective January 1, 1996, the Company adopted FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FAS 121 requires that certain long-lived assets and identifiable intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of, be reported at fair value less selling costs. The Company's adoption of this standard resulted in a non-cash charge of $6.9 million (net of a tax benefit of $3.7 million) and is reported as a cumulative effect of a change in accounting principle. The charge represents the cumulative adjustment required by FAS 121 to remeasure the carrying amount of certain assets held for disposal as of January 1, 1996. These assets held for disposal consist principally of telephone switching equipment as a result of the Company implementing a central office switch consolidation project.

     The Company adopted FAS 116, "Accounting For
Contributions Received and Contributions Made" effective
September 30, 1995.   FAS 116 requires that the Company
reflect in current expenses an accrual for the cost of charitable contributions. The net impact of adopting FAS 116 resulted in a post-tax charge of $1.0 million, net of taxes of $0.6 million.

     The Company adopted FAS 112, "Employers' Accounting for Postemployment Benefits" effective January 1, 1994. FAS 112 requires that projected future costs of providing postemployment, pre-retirement benefits, such as disability, pre-pension leave (salary continuation) and severance pay, be recognized as an expense as employees render service rather than when the benefits are paid. The Company recognized the obligation for postemployment benefits through a cumulative effect charge to net income of $6.7 million, net of taxes of $3.6 million.

Note 10:   Commitments and Contingencies

     Legal Matters - The Company is party to a number of judicial, regulatory and administrative proceedings involving matters incidental to its business. The Company's management does not believe that any material liability will be imposed as a result of these matters.

     Leases - The Company leases buildings, land, office space, switching and other equipment under various operating lease contracts. Total rental expense amounted to $2.8 million in 1996, $3.2 million in 1995, and $3.4 million in 1994.

     Minimum annual rental commitments under non-cancelable operating leases in effect on December 31, 1996 were as follows (in thousands):

                        Non-Cancelable Leases
Years                    Buildings Equipment
-------------------------------------------
1997                       $   671  $   947
1998                           612      939
1999                           541      934
2000                           285      934
2001                           162        -
2002 and thereafter            287        -
-------------------------------------------
   Total                    $2,558   $3,754
===========================================

     Other Matters - In connection with the Company's capital program, certain commitments have been made for the purchase of materials and equipment. The Company plans to expend approximately $50.0 million for additions to property, plant and equipment during 1997. The planned capital expenditures are primarily attributed to technological advancements and expansion of the network to meet customer demand.

Note 11:    Regulatory Matters

Open Market Plan

     The Company completed its second full year of operations under the Open Market Plan in 1996. The Open Market Plan promotes telecommunications competition in the Rochester, New York market by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases,
(3) access to local telephone numbers and (4) service provider number portability. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which reduces the number of retail customers and potentially causes a decrease in the revenues and profitability for the Company. However, results since the implementation of the Open Market Plan indicate that a stimulation of demand in the use of the network and new product revenue can offset the loss of some retail customers. Increased competition may also lead to additional price decreases for services, adversely impacting the Company's margins.

     During the seven year period of the Open Market Plan Agreement, rate reductions of $21 million will be implemented for Rochester area consumers, including $11.5 million of which occurred through 1995 and an additional $2.5 million which occurred in 1996. Rate reductions of $1.5 million will occur in 1997. Rates charged for basic residential and business telephone service may not be increased during the seven year period of the Plan. The Company is allowed to raise prices on certain enhanced products such as caller ID and call forwarding. Price increases on enhanced products partially offset the rate reductions required under the Plan in 1996.

    AT&T Communications of New York filed a complaint with the NYSPSC for reconsideration of the Open Market Plan on October 3, 1995. The complaint sought a change in the wholesale discount, the minutes of use surcharge and also changes in a number of operational and support activities. Some of these issues are also being considered in other states in other unrelated local competition proceedings. On July 18, 1996, the NYSPSC increased the wholesale discount of 13.5% on a temporary basis, effective July 24, 1996. On November 27, 1996 the NYSPSC set permanent wholesale discounts retroactive to July 24, 1996, of 17.0% for resellers that use the Company's operator services and 19.6% for resellers that provide their own operator services. The Company believes that, currently, all resellers in this market use the Company's operator services.

     Under the Telecommunications Act of 1996 and a statewide proceeding, the NYSPSC is also considering the prices local exchange companies in New York may charge for "unbundled" service elements such as links (the wire from the switch to the customer premise), ports (the portion of the switch that terminates the link) and switch usage features. The Company is actively participating in the proceeding and expects the NYSPSC to issue a decision on some service elements in 1997. In a related statewide proceeding, the NYSPSC is also examining possible changes to the prices and rate structure of intrastate access charges paid by long distance companies for the origination and termination of long distance calls.

    Costs incurred for the development and implementation of the Open Market Plan were reflected in the category "other expense" for 1994. Total incremental costs recognized were $5.1 million.

Dividend Policy

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

     In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, the Company requested the NYSPSC staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond the Company's control. The Company anticipates a decision by the NYSPSC staff by the end of April 1997, but cannot predict the outcome of this matter. Until such time as the matter is resolved, the Company is prohibited from paying anymore dividends to Frontier Corporation.

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

Note 12:  Related Party Transactions

     The advances from affiliate balance at December 31, 1996 of $3.8 million represents funds advanced to the Company by Frontier. In addition, accounts payable to affiliates at December 31, 1996 includes $15.4 million due to Frontier and accounts receivable from affiliates includes $0.6 million due from Frontier. Interest paid to Frontier on these funds was $0.3 thousand in 1996. There were no outstanding receivables or payables to Frontier at December 31, 1994 as all intercompany transactions were assumed to have been settled prior to the end of the accounting period.

     The Company paid $12.2 million in 1996, $11.9 million in 1995 and $10.7 million in 1994 to Frontier for allocated corporate charges primarily for executive, legal and financial assistance. The Company also paid $16.5 million, $17.2 million and $20.4 million to an affiliate, Frontier Information Technologies for data processing services and support during 1996, 1995 and 1994, respectively. Other services purchased from affiliates include supplies, materials management, telemarketing, long distance, cellular and paging services. These services amounted to $16.6 million, $12.8 million, and $7.4 million during 1996, 1995 and 1994, respectively.

     In addition, the Company provides to its affiliates, Frontier Communications International and Frontier Communications of Rochester, billing and collection services, operator services, and business office support services. The Company also provides administrative support services for other regulated telephone company affiliates. The total of all these services amounted to $9.1 million, $7.8 million and $4.2 million during 1996, 1995 and 1994, respectively.

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
           Item 8)

      Report of Independent Accountants
       Balance Sheets as of December 31, 1996, 1995 and 1994
      Statements of Shareowner's Equity for the years ended
           December 31, 1996, 1995 and 1994
      Statements of Income for the years ended
           December 31, 1996, 1995 and 1994
      Statements of Cash Flows for the years ended
           December 31, 1996, 1995 and 1994
      Notes to Financial Statements

        (2) Financial Statement Schedule for the years 1996, 1995 and 1994:

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

(b)   Reports on Form 8-K - The Company did not file any Form 8-K
reports  during the quarter ended December 31, 1996.   The Company
filed no reports subsequent to the quarter ended December 31, 1996 through March 27, 1997.

(c) Refer to Item 14(a)(3) above for Exhibits required by Item 601 of Regulation S-K.

(d)  Schedules other than set forth in response to Item
14(a)(2) above for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                   ROCHESTER TELEPHONE CORP.
                         EXHIBIT INDEX

Exhibit
Number  Exhibit Description             Reference
----------------------------------------------------------------------
  3.1   Certificate of                  Incorporated by reference
        Incorporation dated             to Exhibit 3-1 to Form 10-K for
        December 8, 1994                the year ended December 31,
                                        1995.

  3.2   Certificate of Amendment        Incorporated by reference to
        to Certificate of               Exhibit 3-2 to Form 10-K for
        Incorporation dated             the year ended December 31,
        December 20, 1994               1995.

  3.3   By-Laws                         Incorporated by reference to
                                        Exhibit 3-3 to Form 10-K for
                                        the year ended December 31,
                                        1995.

  4.1   Copy of Credit Agreement        Incorporated by reference to
        between the Company and         Exhibit 4-1 to Form 10-K for
        Chase Manhattan Bank, N.A.      the year ended December 31,
        dated December 19, 1994         1995.
        and adopted January 1, 1995

  4.2   Copy of Indenture between       Incorporated by reference to
        the Company and Chemical        Exhibit 4-2 to Form 10-K for
        Bank, as Trustee, dated         the year ended December 31,
        March 14, 1995                  1995.

 10.1   Copy of the Restated            Incorporated by reference
        Supplemental Management         to Exhibit 10-12 to Frontier
        Pension Plan                    Corporation's Form 10-K for the
                                        year ended December 31, 1996.

                     ROCHESTER TELEPHONE CORP.
                         EXHIBIT INDEX

Exhibit
Number  Exhibit Description             Reference
----------------------------------------------------------------------
10.2    Copy of the Restated            Incorporated by reference
        Supplemental Retirement         to Exhibit 10-13 to
        Savings Plan                    Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1996

10.3    Copy of the Plan for the        Incorporated by reference
        Deferral of Directors Fees      to Exhibit 10-34 to
                                        Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1994

10.4    Copy of the Directors'          Incorporated by reference
        Common Stock Deferred           to Exhibit 10-36 to
        Growth Plan                     Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1994

10.5    Copy of the restated            Incorporated by reference
        Management Pension Plan         to Exhibit 10-20 to
                                        Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1995

10.6    Copy of Executive Bonus Plan    Incorporated by reference
                                        to Exhibit 10-5 to
                                        Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1996

10.7    Copy of the restated            Incorporated by reference
        Directors Stock Incentive       to Exhibit 10-26  to
        Plan dated April 26, 1996       Frontier Corporation's
                                        Form 10-Q for the quarter
                                        ended March 31, 1996

10.8    Copy of the Management Stock    Incorporated by reference
        Incentive Plan dated            to Exhibit 10-23 to
        April 26, 1995                  Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1995

                    ROCHESTER TELEPHONE CORP.
                          EXHIBIT INDEX

Exhibit
Number  Exhibit Description             Reference
----------------------------------------------------------------
10.9    Form of management contract     Filed herewith
        as amended with Mr. Carr

 23     Consent of Independent          Filed herewith
        Accountants - Price Waterhouse

 24     Powers of Attorney for a        Filed herewith
        majority of Directors naming
        Denise K. Gutstein attorney-in-fact

 27     Financial Data Schedule         Filed herewith

                         SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  ROCHESTER TELEPHONE CORP.
                        (Registrant)

                   By:/s/Denise K. Gutstein
                      -----------------------------
                      Denise K. Gutstein, President

                      Date:     March 27, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in their respective capacities on its behalf of the registrant and on the dates indicated.

     Signature                          Title

/s/ Denise K. Gutstein                  President and Director
----------------------
Denise K. Gutstein
March 27, 1997

/s/ Michael L. Evans                    Vice President and Treasurer
--------------------                    (principal financial and accounting
Michael L. Evans                         officer)
March 27, 1997

        *                               Director
--------------------
Harlan D. Calkins
March 17, 1997

/s/Jeremiah T. Carr                     Director
--------------------
Jeremiah T. Carr
March 27, 1997

        *                               Director
--------------------
Katherine T. Clark
March 17, 1997

        *                               Director
--------------------
Maurice F. Holmes
March 17, 1997

                         SIGNATURES


        *                               Director
--------------------
Thomas H. Jackson
March 17, 1997

        *                               Director
--------------------
Robert Johnson
March 17, 1997

        *                               Director
--------------------
Richard P. Miller, Jr.
March 17, 1997

        *                               Director
--------------------
Christine B. Whitman
March 17, 1997

          *By:/s/Denise K. Gutstein     Manually signed powers of
                --------------------    attorney are
                Denise K. Gutstein      attached hereto and filed
                 Attorney-in-Fact       herewith pursuant to
                                        Regulation S-K Item 601-
                                        (b)24 as Exhibit 24.

            REPORT OF INDEPENDENT ACCOUNTANTS ON

                FINANCIAL STATEMENT SCHEDULE


To the Shareowner of
Rochester Telephone Corp.


Our audits of the financial statements referred to in our
report dated January 20, 1997 also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form
10-K.   In our opinion, based on our audits, this Financial
Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Rochester, New York
January 20, 1997

ROCHESTER TELEPHONE CORP.
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
     RESERVES FOR THE YEAR ENDED DECEMBER 31, 1996
     (Table 1 of 3)

In thousands of dollars
                                    Additions
                    Balance   Charged to  Charged
                       at     costs and   to other                 Balance at
                    beginning expenses    accounts(1) Deductions(2) end of
    Description     of year                                          year
-----------------------------------------------------------------------------

Reserve for
uncollectible
accounts            $1,421      $2,532        -         $2,452      $1,501

(1) Primarily recoveries of uncollectible accounts.

(2) Amounts written off against reserve.

ROCHESTER TELEPHONE CORP.
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
     RESERVES FOR THE YEAR ENDED DECEMBER 31, 1995
     (Table 2 of 3)

In thousands of dollars
                                    Additions
                    Balance   Charged to  Charged
                       at     costs and   to other                 Balance at
    Description     beginning expenses    accounts(1) Deductions(2) end of
                    of year                                           year
-----------------------------------------------------------------------------

Reserve for
uncollectible
accounts            $1,017    $2,563      $6,344       $8,503      $1,421


(1) Primarily recoveries of uncollectible accounts.

(2) Amounts written off against reserve.

ROCHESTER TELEPHONE CORP.
       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
       RESERVES  FOR THE YEAR ENDED DECEMBER 31, 1994
     (Table 3 of 3)

In thousands of dollars
                                    Additions
                    Balance   Charged to  Charged
                       at     costs and   to other                 Balance at
    Description     beginning expenses    accounts(1) Deductions(2) end of
                    of year                                           year
-----------------------------------------------------------------------------

Reserve for
uncollectible
accounts              $431   $ 3,229      $6,720        $9,363     $1,017


(1) Primarily recoveries of uncollectible accounts.

(2) Amounts written off against reserve.