Form 10-Q
period 1997-03-31
ROCHESTER TELEPHONE CORP /NEW/
filed 1997-05-14
CIK 936105

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997

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

No Par, No Stated Value Common Stock:   772 shares
outstanding as of  April 30, 1997

The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  ROCHESTER TELEPHONE CORP.

                          Form 10-Q
                            Index


                                                          Page Number
Part I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

          Statements of Income for the three months ended
          March 31, 1997 and March 31, 1996                    3

          Balance Sheets as of March 31, 1997 and
          December 31, 1996                                    4

          Statements of Cash Flows for the three months
          ended March 31, 1997 and March 31, 1996              5

          Notes to Financial Statements                        6

   Item 2.     Management's Narrative Analysis of the
               Results of Operations                           8

Part II.            OTHER INFORMATION

   Item 1.     Legal Proceedings                              13

   Item 5.     Employees and Labor Relations                  13

   Item 6.     Exhibits and Reports on Form 8-K               14

   Signatures                                                 15

   Index to Exhibits                                          16

                       ROCHESTER TELEPHONE CORP.
                        Statements of Income
                              (Unaudited)

                                      3 Months Ended March 31,
In thousands of dollars                           1997    1996
--------------------------------------------------------------
Revenues                                       $80,798 $81,134
--------------------------------------------------------------
Costs and Expenses
Operating expenses                              36,744  41,371
Depreciation and amortization                   13,672  12,799
Taxes other than income taxes                    5,961   5,098
--------------------------------------------------------------
       Total Costs and Expenses                 56,377  59,268
--------------------------------------------------------------
Operating Income                                24,421  21,866
Interest expense                                   652     898
Other expense                                      279     631
--------------------------------------------------------------
Income Before Taxes and Cumulative
 Effect of Change in Accounting Principle       23,490  20,337
Income taxes                                     8,195   7,136
--------------------------------------------------------------
Income Before Cumulative Effect
 of Change in Accounting Principle              15,295  13,201
Cumulative effect of change in
 accounting principle                                -   6,949
--------------------------------------------------------------
Net Income                                     $15,295 $ 6,252
--------------------------------------------------------------
--------------------------------------------------------------
 See accompanying Notes to Financial Statements.

                     ROCHESTER TELEPHONE CORP.
                           Balance Sheets

                                March 31,        December 31,
                                    1997                 1996
In thousands of dollars        (Unaudited)
--------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents       $   1,010           $    3,591
Accounts receivable, (less
 allowance for uncollectibles
 of $1,300 and $1,501,
 respectively)                     44,298               47,777
Accounts receivable - affiliates    2,950                2,670
Advances to affiliates              1,276                    -
Materials and supplies              1,545                2,006
Prepaid directory                   8,864               12,463
Other prepayments                   1,764                1,406
--------------------------------------------------------------
     Total Current Assets          61,707               69,913
--------------------------------------------------------------
Property, plant and equipment,
 net                              326,290              330,552
Prepaid pension                    15,121               14,204
Deferred and other assets           1,365                1,247
--------------------------------------------------------------
     Total Assets                $404,483             $415,916
--------------------------------------------------------------
--------------------------------------------------------------

LIABILITIES AND SHAREOWNER'S EQUITY
Current Liabilities
Accounts payable                $  21,538            $  31,759
Accounts payable - affiliates       8,786               19,022
Advances from affiliate                 -                3,827
Advance billings                    4,908                4,994
Taxes accrued                      12,053                3,047
Other current liabilities           3,661                5,908
--------------------------------------------------------------
     Total Current Liabilities     50,946               68,557
--------------------------------------------------------------
Long-term debt                     53,787               62,872
Deferred income taxes              23,323               25,266
Postretirement benefits
 obligation                        23,774               23,176
Other long-term liabilities         5,193                4,971
--------------------------------------------------------------
     Total Liabilities            157,023              184,842
--------------------------------------------------------------
Shareowner's Equity
Common stock, no par value and
 additional paid in capital:
 authorized, 1,000 shares:
 issued, 772 shares in 1997
 and 1996                         232,165              231,074
Retained earnings                  15,295                    -
--------------------------------------------------------------
     Total Shareowner's Equity    247,460              231,074
--------------------------------------------------------------
      Total Liabilities and
       Shareowner's Equity       $404,483             $415,916
--------------------------------------------------------------
--------------------------------------------------------------
   See accompanying Notes to Financial Statements.

                       ROCHESTER TELEPHONE CORP.
                       Statements of Cash Flows
                              (Unaudited)

                                       3 Months Ended March 31,
In thousands of dollars                    1997            1996
--------------------------------------------------------------
Operating Activities
Net income                              $15,295         $ 6,252
--------------------------------------------------------------
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Cumulative effect of change in
   accounting principle                       -          10,691
  Depreciation and amortization          13,672          12,799
  Changes in operating assets
   and liabilities:
    Decrease (increase) in accounts
     receivable                           3,199            (688)
    Decrease (increase) in materials
     and supplies                           461             (44)
    Decrease in prepaid directory         3,599           3,621
    (Increase) decrease in other
     prepayments                           (358)            166
    Increase in prepaid pension            (917)           (413)
    Increase in deferred and other assets  (152)           (496)
    Decrease in accounts payable        (20,457)         (7,312)
    Decrease in advance billings            (86)            (90)
    Increase in accrued interest
     and taxes                            9,006           5,727
    Decrease in other current
     liabilities                         (2,247)         (1,376)
    Increase in postretirement
     benefits obligation                    598           1,422
    Decrease in deferred income taxes      (852)         (5,327)
    Increase (decrease) in other long
    term liabilities                        222            (462)
--------------------------------------------------------------
      Total adjustments                   5,688          18,218
--------------------------------------------------------------
 Net cash provided by operating
 activities                              20,983          24,470
--------------------------------------------------------------

Investing Activities
Expenditures for property, plant
 and equipment                           (9,376)        (11,505)
--------------------------------------------------------------
 Net cash used in investing
  activities                             (9,376)        (11,505)
--------------------------------------------------------------
Financing Activities
Repayments of long-term debt             (9,085)              -
Proceeds of long-term debt                    -           3,799
Advances to/from affiliate               (5,103)         (5,753)
Dividends paid                                -         (14,000)
--------------------------------------------------------------
 Net cash used in financing
  activities                            (14,188)        (15,954)
--------------------------------------------------------------
Net Decrease in Cash and
 Cash Equivalents                        (2,581)         (2,989)
Cash and Cash Equivalents at
 Beginning of Period                      3,591           5,643
--------------------------------------------------------------
Cash and Cash Equivalents at
 End of Period                         $  1,010        $  2,654
--------------------------------------------------------------
--------------------------------------------------------------
  See accompanying Notes to Financial Statements.

                  Rochester Telephone Corp.
                Notes to Financial Statements
                         (Unaudited)

Note 1:  Accounting Policies

     The accounting policies of Rochester Telephone Corp. ("RTC" or "the Company"), a wholly owned subsidiary of Frontier Corporation ("Frontier"), are in conformity with
generally accepted accounting principles.    Preparation of
financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial positions, results of operations and cash flows for the interim periods.

Note 2:  Long-Lived Assets to Be Disposed Of

     Effective January 1, 1996, the Company adopted Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FAS 121 requires that certain long-lived assets and identified intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at fair value less selling costs. The Company's adoption of this standard resulted in a non-cash charge of $6.9 million (net of a tax benefit of $3.7 million) and is reported in the Statement of Income as a cumulative effect of a change in accounting principle.
The charge represents the cumulative adjustment required by FAS 121 to remeasure the carrying amount of certain assets held for disposal as of January 1, 1996. It applies to an asset write-down for the expected impairment loss and disposal costs for telephone switching equipment as a result of the Company implementing a central office switch consolidation project.

Note 3:   Long-Term Debt

     On March 31, 1997, Standard & Poor's ("S& P") announced their new domestic telephone company rating methodology, which addresses the impact of deregulation on operating and holding company ratings. As a result, the ratings of 16 companies were affected by S&P's announcement, and S&P lowered their rating of the Company's long-term debt from "AA" to "AA-". Under S&P's revised rating methodology, a local telephone company is typically allowed a rating one "notch" higher than that of the consolidated entity (i.e., holding company and operating subsidiaries). However, the Company was allowed a two "notch" differential, largely as a result of the regulatory controls in existence under the Company's Open Market Plan.

Note 4:  Common Stock and Additional Paid In Capital

     The value assigned to common stock and additional paid in capital of the Company was determined based on the historical book value of the assets transferred from Frontier to the Company on January 1, 1995. In the first quarter of 1997, a $1.1 million adjustment to this valuation was required relating to deferred taxes associated with the assets transferred. This adjustment is reflected as an increase to common stock and additional paid in capital and a decrease in deferred taxes.

Note 5:  Regulatory Matters

     The Open Market Plan prohibits the payment of dividends by the Company to Frontier Corporation if (i) the Company's senior debt has been downgraded to "BBB" by S&P, or the equivalent rating by other rating agencies or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividends paid to Frontier also are prohibited unless the Company's directors certify that such dividends will impair neither the Company's service quality nor its ability to finance its short and long term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

     In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, RTC requested the New York State Public Service Commission ("NYSPSC") staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond the Company's control. In April 1997, the Company received notice from the NYSPSC that its request for a waiver of certain conditions in the Open Market Plan related to service quality results was denied. The NYSPSC's ruling will result in a temporary restriction on the payments of dividends from the Company to Frontier and a refund to the Company's customers of approximately $.9 million. Reserves sufficient to cover the refund were established in 1996.

Note 6:  Cash Flows

     For purposes of the Statement of Cash Flows, the Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

     The Company paid a cash dividend to Frontier in the amount of $14.0 million in March 1996. No dividends were paid during the first quarter of 1997.

      Actual interest paid was $1.4 million and $1.8 million for the three months ended March 31, 1997 and 1996, respectively. The Company received an income tax refund of $0.8 million in the first quarter of 1997 and paid no income taxes during the first quarter of 1996.


ITEM 2 - MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS
        OF OPERATIONS

         Three Months Ended March 31, 1997 and 1996


     The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward looking in nature or "forward looking statements." Actual results may differ materially from the forecasts or projections presented. Forward looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to: changes in the overall economy and the economy in Rochester, New York, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy and the mix of products and services offered in the Company's markets. Any forward looking statements in the March 31, 1997 Form 10-Q should be evaluated in light of these important risk factors.

DESCRIPTION OF BUSINESS

     Rochester Telephone Corp. (the "Company") is a regulated independent telephone company that serves approximately 534,000 access lines in the greater Rochester, New York area. The Company was incorporated in December 1994 as a wholly owned subsidiary of Frontier Corporation. Frontier Corporation, previously known as Rochester Telephone Corporation, has been providing local telephone service in the greater Rochester market since 1920. The Company is the primary provider of basic telephone services in the Rochester market and offers its customers a full complement of local telephone network services, access to long distance network services, directory and other operator services. The Company also offers all of its network services for sale on a wholesale basis to other telecommunication service providers in the Rochester market.

RESULTS OF OPERATIONS

     Revenues for the three months ended March 31, 1997 were $80.8 million, relatively unchanged compared to $81.1 million in the comparable period for 1996.
The revenue growth attributable to an increase in demand for dedicated circuits, enhanced features and the expansion of the Internet customer base was offset by a decline in IntraLATA toll revenue and a reduction in leased phones and PBX sales. In addition, revenue was negatively impacted by the elimination of the surcharge on wholesale, flat rate, local measured service and an increase in the discount to wholesale providers from 5% to 17%, as ordered by the New York State Public Service Commission ("NYSPSC") and the $1.5 million annual rate reduction, effective January 1, 1997, associated with the Open Market Plan.

     Costs and expenses, excluding certain one-time charges that were incurred in 1996, were consistent for the first quarters of 1997 and 1996. The one-time costs that were incurred during the first quarter of 1996 related to higher labor and associated expenses resulting from the expiration of the Communication Workers of America ("CWA") Local 1170 union labor agreement with the Company. These increased costs were necessary to ensure reliable and uninterrupted customer service in the event of a work stoppage or slowdown. In addition, the Company experienced higher overtime costs in 1996 to handle increased maintenance work on its network.

     Depreciation and amortization expense for the first three months of 1997 increased $.9 million or 6.8% from the comparable period last year due primarily to increases in telephone plant and equipment in service balances during 1997.

     Net income for the first three months of 1997 was $15.3 million as compared to net income of $6.3 million for the same period in 1996. Results for the first three months of 1996 reflect a one-time after tax charge of $6.9 million for the adoption of Financial Accounting Standards Board Statement No.121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which relates to the accounting for a central office switch consolidation project. Excluding this charge, 1997 net income increased by $2.1 million or 15.9% over the comparable 1996 period. The increase in net income is largely due to the reduction in operating expenses during the first three months of 1997.

     During 1995, management committed to a plan which makes Rochester Telephone Corp. the first company in the United States to begin a central office switch consolidation project in a major market. The three-year plan to consolidate host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades. As of March 31, 1997, the project is progressing as scheduled and two host switches have been consolidated. The Company anticipates that the project will be substantially complete by July 1998.

Other Income Statement Items

     Interest expense for the period ended March 31, 1997 amounted to $0.7 million, a decrease of $0.2 million or 27.4% from the first three months of 1996. This decrease is attributed to lower average outstanding debt levels and an increase in capitalized interest.

     The effective income tax rate for the first quarter of 1997 is 34.9%, consistent with the first quarter of 1996.


FINANCIAL CONDITION

Review of Cash Flow Activity

     Cash provided by operating activities for the three months of 1997 decreased $3.5 million or 14.3% as a result of increased working capital requirements. Offsetting the cash provided by operating activities in 1997 and 1996 are outflows for capital expenditures of $9.4 million and $11.5 million, respectively.

     Cash flow from financing activities amounted to a net outflow of $14.2 million for the three months ended March
31, 1997 compared with a net outflow of $16.0 million for the same period last year. In the first quarter of 1997, the Company repaid $9.1 million of outstanding debt under its commercial paper program and repaid advances in the amount of $5.1 million to Frontier. There were no cash dividends paid during the first three months of 1997. (See discussion relating to the dividend policy on page 12.) In the first quarter of 1996, the Company paid cash dividends of $14.0 million and repaid advances to Frontier in the amount of $5.8 million. In addition, the Company borrowed
$3.8 million under its commercial paper program.

Debt

     At March 31, 1997, the Company's total outstanding long-term debt amounted to $53.8 million. This debt consisted of $13.8 million issued under the Company's Commercial Paper program and $40.0 million of medium-term notes.

     On March 31, 1997, Standard & Poor's ("S& P") announced their new domestic telephone company rating methodology, which addresses the impact of deregulation on operating and holding company ratings. As a result, the ratings of 16 companies were affected by S&P's announcement, and S&P lowered their rating of the Company's long-term debt from "AA" to "AA-". Under S&P's revised rating methodology, a local telephone company is typically allowed a rating one "notch" higher than that of the consolidated entity (i.e., holding company and operating subsidiaries). However, the Company was allowed a two "notch" differential, largely as a result of the regulatory controls in existence under the Company's Open Market Plan. The change in debt rating is not expected to impact the Company's cost of borrowing as S&P's modification of its rating criteria impacts the telecommunications industry as a whole.

Debt Ratio and Interest Coverage

     The Company's debt ratio (total debt as a percent of total capitalization) was 17.9% at March 31, 1997 as compared with 21.4% at December 31, 1996. This change is primarily due to the reduction of outstanding debt under the Company's commercial paper program. Pre-tax interest coverage was 23.8 times through the first three months of 1997, as compared with 19.3 times for the first three months of 1996.

Capital Spending

     For the three months ended March 31, 1997, capital expenditures amounted to $9.4 million as compared to $11.5 million for comparable period in 1996. The Company plans to expend a total of approximately $50 million for additions to property, plant and equipment in 1997.

OTHER ITEMS

Open Market Plan

     The Company began its third year of operations under the Open Market Plan in January 1997. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers, (4) service provider telephone number portability, and (5) certain wholesale discounts to resellers of local services. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which may reduce the number of retail customers and potentially cause a decrease in the revenues and profitability for Rochester Telephone. However, results since implementation of the Open Market Plan indicate that a stimulation of demand in the use of the network and new product revenue may offset the losses of some retail customers. Increased competition may also lead to additional price decreases for services, adversely impacting the Company's margins. An additional positive feature of the Open Market Plan provides that the Company can retain additional earnings achieved through operating efficiencies. Previously these earnings would have been shared with customers.

     During the seven year period of the Open Market Plan, rate reductions of $21 million (the "Rate Stabilization Plan") will be implemented for Rochester area consumers, including $14 million of which occurred through 1996 and an additional $1.5 million which commenced in January 1997. Rates charged for basic residential and business telephone service may not be increased during the seven year period of the Plan. The Company is allowed to raise prices on certain enhanced products such as caller ID and call forwarding. Price increases on enhanced products partially offset the rate reductions required under the Plan during 1997.

     AT&T Communications of New York filed a complaint with the NYSPSC for reconsideration of the Open Market Plan on October 3, 1995. The complaint sought a change in the wholesale discount, a change in the minutes of use surcharge and also changes in a number of operational and support activities. Some of these issues are also being considered in other states in other unrelated local competition proceedings. On July 18, 1996, the NYSPSC issued an order establishing a temporary wholesale discount of 13.5% for services and eliminating the minutes of use surcharge. On November 27, 1996, the NYSPSC set permanent wholesale discounts retroactive to July 24, 1996, of 17.0% for resellers that use the Company's operator services and 19.6% for resellers that provide their own operator services. The Company believes that, currently, all resellers in this market use the Company's operator services.

     Under the Telecommunications Act of 1996 and a statewide proceeding, the NYSPSC is considering the prices that local exchange companies in New York may charge for "unbundled" service elements such as links (the wire from the switch to the customer premise), ports (the portion of the switch that terminates the link) and switch usage features. The Company is actively participating in this proceeding and expects the NYSPSC to issue a decision on service elements in 1997.

     Management believes there are significant market and business opportunities associated with the Company's Open
Market Plan. However, there are also uncertainties associated with the Plan. In the Company's opinion, the most significant risks relate to increased competition in the Rochester, New York market, the risk inherent in the Rate Stabilization Plan and the potential diversification risk.

     There can be no assurance that the changing regulatory environment will not have a negative impact on the Company.

Dividend Policy

     The Open Market Plan prohibits the payment of dividends by the Company to Frontier Corporation if (i) the Company's senior debt has been downgraded to "BBB" by S&P, or the equivalent rating by other rating agencies or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividends paid to Frontier also are prohibited unless the Company's directors certify that such dividends will impair neither the Company's service quality nor its ability to finance its short and long term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

     In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, RTC requested the NYSPSC staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond the Company's control. In April 1997, the Company received notice from the NYSPSC that its request for a waiver of certain conditions in the Open Market Plan related to service quality results was denied. The NYSPSC's ruling will result in a temporary restriction on the payments of dividends to Frontier and a refund to the Company's customers of approximately $.9 million. Reserves sufficient to cover the refund were established in 1996.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     AT&T Communications of New York filed a complaint with the NYSPSC for reconsideration of the Open Market Plan on October 3, 1995. The complaint sought a change in the wholesale discount, a change in the minutes of use surcharge and also changes in a number of operational and support activities. Some of these issues are also being considered in other states in other unrelated local competition proceedings. On July 18, 1996, the NYSPSC increased the wholesale discount to 13.5% on a temporary basis, effective
July 24, 1996.   On November 27, 1996, the NYSPSC
established permanent wholesale discounts, retroactive to July 24, of 17.0% for resellers using the Company's operator services and 19.6% for resellers providing their own operator services. In a statewide proceeding also examining New York Telephone Company's wholesale prices, the NYSPSC is determining the prices applicable to the purchase of unbundled network elements such as subscriber loops ("links"), switch ports and transport and switching services. In a related statewide proceeding, the NYSPSC is also examining possible changes in the prices and rate structure of intrastate access charges paid by long distance companies for the origination and termination of long distance calls.

Item 5.  Employees and Labor Relations

     The labor contract between the CWA, Local 1170 and the Company expired on January 31, 1996. The Company's total workforce is 1,486 employees at March 31, 1997. Membership in the CWA Local accounted for approximately 40% of that total. After six months of collective bargaining without reaching an agreement, the Company declared that the negotiations were at impasse and implemented the terms of its final offer effective April 9, 1996. The CWA Local 1170 challenged the Company's declaration of impasse and implementation through the filing of several unfair labor practice charges with the National Labor Relations Board ("NLRB"). All but one of these charges was dismissed by the NLRB on December 2, 1996. The remaining charge was returned to the NLRB's Regional Office in Buffalo, New York for an administrative hearing that is scheduled to commence on May 19, 1997. The Company cannot predict the final outcome of these matters at this time. On May 6, 1997, the members of CWA, Local 1170, ratified a tentative agreement which was reached with Rochester Telephone on April 29, 1997 which contained provisions that differed from the Company's final offer implemented at the time of impasse. This new agreement will provide several operational improvements and will result in alignment of benefits with the rest of the Corporation. The differences between the Company's final offer and the agreement that was ratified are not material in the view of management.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Index

     27   Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter: None

     The Company filed the following reports on Form 8-K subsequent to the quarter ended March 31, 1997:

     SEC Filing Date          Item No.       Financial Statements


     April 10, 1997        5                  No

                         SIGNATURES

    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  ROCHESTER TELEPHONE CORP.
                  -------------------------
                         (Registrant)



Dated: May 14, 1997   By: /s/Michael L. Evans
                          -------------------------------
                          Michael L. Evans
                          Vice President and Treasurer
                          (and principal financial officer)

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

3.3                 Bylaws                       Incorporated by reference
                                                 to Exhibit 3.3 to Form
                                                 10-K
                                                 for the year ended
                                                 December 31, 1995.

27                  Financial Data Schedule      Filed herewith