Form 10-Q
period 1997-06-30
ROCHESTER TELEPHONE CORP /NEW/
filed 1997-08-13
CIK 936105

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE
               SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________ to __________

              Commission file number  33-91250

                  ROCHESTER TELEPHONE CORP.
   (Exact name of registrant as specified in its charter)

                New York                     16-1469713
  (State or other jurisdiction of         (I.R.S.Employer
  incorporation or organization)           Identification No.)

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

No Par, No Stated Value Common Stock: 772 shares outstanding as of July 31, 1997

The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                  ROCHESTER TELEPHONE CORP.

                          Form 10-Q
                            Index

                                                  Page
                                                  Number
Part I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

          Statements of Income for the three months ended
          and for the six months ended June 30, 1997 and
          June 30, 1996                                3

          Balance Sheets as of June 30, 1997 and
          December 31, 1996                            4

          Statements of Cash Flows for the six
          months ended June 30, 1997 and
          June 30, 1996                                5

          Notes to Financial Statements                6

   Item 2.  Management's Narrative Analysis of the
            Results of Operations                      9

Part II.            OTHER INFORMATION

   Item 1.  Legal Proceedings                         15

   Item 5.  Employees and Labor Relations             15

   Item 6.  Exhibits and Reports on Form 8-K          16

   Signatures                                         17

   Index to Exhibits                                  18

                    ROCHESTER TELEPHONE CORP.
                      Statements of Income
                           (Unaudited)

                            3 Months Ended June 30, 6 Months Ended June 30,
In thousands of dollars                1997    1996     1997     1996
------------------------------------------------------------------------
Revenues                             $82,512 $81,971  $163,310  $163,105
------------------------------------------------------------------------
Costs and Expenses
Operating expenses                    38,983  39,195    75,727    80,566
Depreciation and amortization         13,692  13,122    27,364    25,921
Taxes other than income taxes          5,840   5,801    11,801    10,899
------------------------------------------------------------------------
  Total Costs and Expenses            58,515  58,118   114,892   117,386
------------------------------------------------------------------------
Operating Income                      23,997  23,853    48,418    45,719
Interest expense                         750     755     1,402     1,653
Other expense                            365     460       644     1,091
------------------------------------------------------------------------
Income Before Taxes and Cumulative Effect of
  Change in Accounting Principle      22,882  22,638    46,372    42,975
Income taxes                           7,973   7,899    16,168    15,035
------------------------------------------------------------------------
Income Before Cumulative Effect of Change
  in Accounting Principle             14,909  14,739    30,204    27,940
Cumulative effect of change in
  accounting principle                    -       -           -   (6,949)
------------------------------------------------------------------------
Net Income                           $14,909 $14,739   $30,204   $20,991
========================================================================
See accompanying Notes to Financial Statements.

                    ROCHESTER TELEPHONE CORP.
                         Balance Sheets

                                                      June 30, December 31,
                                                          1997         1996
In thousands of dollars                             (Unaudited)
---------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                              $   1,711  $   3,591
Accounts receivable, (less allowance for
   uncollectibles of $1,857 and $1,501,
    respectively)                                         45,951     47,777
Accounts receivable - affiliates                           2,908      2,670
Advances to affiliates                                     7,985          -
Materials and supplies                                     1,108      2,006
Prepaid directory                                          7,054     12,463
Other prepayments                                            986      1,406
---------------------------------------------------------------------------
     Total Current Assets                                 67,703     69,913
---------------------------------------------------------------------------
Property, plant and equipment, net                       331,067    330,552
Prepaid pension                                           15,987     14,204
Deferred and other assets                                  1,327      1,247
---------------------------------------------------------------------------
     Total Assets                                       $416,084   $415,916
===========================================================================
LIABILITIES AND SHAREOWNER'S EQUITY
Current Liabilities
Accounts payable                                       $  27,481    $31,759
Accounts payable - affiliates                             10,069     19,022
Advances from affiliate                                        -      3,827
Advance billings                                           4,790      4,994
Taxes accrued                                              2,885      3,047
Other current liabilities                                  3,663      5,908
---------------------------------------------------------------------------
     Total Current Liabilities                            48,888     68,557
---------------------------------------------------------------------------
Long-term debt                                            53,319     62,872
Deferred income taxes                                     22,596     25,266
Postretirement benefits obligation                        24,163     23,176
Other long-term liabilities                                4,749      4,971
---------------------------------------------------------------------------
     Total Liabilities                                   153,715    184,842
---------------------------------------------------------------------------
Shareowner's Equity
Common stock, no par value and additional paid in
capital: authorized, 1,000 shares:  issued, 772 shares
in 1997 and 1996                                         232,165    231,074
Retained earnings                                         30,204         -
---------------------------------------------------------------------------
     Total Shareowner's Equity                           262,369    231,074
---------------------------------------------------------------------------
          Total Liabilities and Shareowner's Equity     $416,084   $415,916
---------------------------------------------------------------------------

See accompanying Notes to Financial Statements.

                     ROCHESTER TELEPHONE CORP.
                     Statements of Cash Flows
                            (Unaudited)

                                                   6 Months Ended June 30,
In thousands of dollars                                  1997         1996
--------------------------------------------------------------------------
Operating Activities
Net income                                            $30,204       $20,991
--------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Cumulative effect of change in accounting
     principle                                             -         10,691
   Depreciation and amortization                       27,364        25,921
   Changes in operating assets and liabilities:
     Decrease in accounts receivable                    1,588         3,423
     Decrease (increase) in materials and supplies        898           (42)
     Decrease in prepaid directory                      5,409         5,749
     Decrease in other prepayments                        420           907
     Increase in prepaid pension                       (1,783)         (923)
     Increase in deferred and other assets               (148)         (265)
     Decrease in advance billings                        (204)         (514)
     (Decrease) increase in accrued taxes                (162)        1,275
     Decrease in other current liabilities             (2,245)       (2,017)
     Increase in postretirement benefits obligation       987         1,914
     Decrease in other long term liabilities             (222)       (7,499)
 --------------------------------------------------------------------------
      Total adjustments                                17,092        24,270
 --------------------------------------------------------------------------
 Net cash provided by operating activities             47,296        45,261
 --------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment        (27,811)      (24,095)
---------------------------------------------------------------------------
 Net cash used in investing activities                (27,811)      (24,095)
---------------------------------------------------------------------------
Financing Activities
Repayments of long-term debt                           (9,553)          -
Proceeds of long-term debt                               -            9,315
Advances to/from affiliate                            (11,812)       (5,351)
Dividends paid                                           -           (8,537)
Return of capital to Frontier Corporation                -          (19,463)
---------------------------------------------------------------------------
 Net cash used in financing activities                (21,365)      (24,036)
---------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents              (1,880)       (2,870)
Cash and Cash Equivalents at Beginning of Period        3,591         5,643
---------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period            $ 1,711      $  2,773
===========================================================================
See accompanying Notes to Financial Statements.

                  Rochester Telephone Corp.
                Notes to Financial Statements
                         (Unaudited)

Note 1:  Accounting Policies

     The accounting policies of Rochester Telephone Corp. ("RTC" or "the Company"), a wholly owned subsidiary of Frontier Corporation ("Frontier"), are in conformity with generally accepted accounting principles. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 3:   Long-Term Debt

      Effective June 30, 1997, the Company reduced its available line of credit under its Revolving Credit
Agreement from $100.0 million to $50.0 million.

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

Note 4:  Common Stock and Additional Paid In Capital

     The value assigned to the Company's common stock and additional paid in capital was determined based on the historical book value of the assets transferred from Frontier to the Company on January 1, 1995. In the first quarter of 1997, a $1.1 million adjustment to this valuation was required relating to deferred taxes associated with the assets transferred. This adjustment is reflected as an increase to common stock and additional paid in capital and a decrease to deferred taxes.

Note 5:  Regulatory Matters

     The Open Market Plan prohibits the payment of dividends by the Company to Frontier Corporation if (i) the Company's senior debt has been downgraded to "BBB" by S&P, or the equivalent rating by other rating agencies or is placed on credit watch for such a downgrade, or (ii) certain service quality measures deteriorate below minimum levels stipulated in the Open Market Plan. Dividend payments to Frontier also require that the Company's directors certify that such dividends will not impair the Company's service quality nor its ability to finance its short and long-term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

     In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, RTC requested the New York State Public Service Commission ("NYSPSC") staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond the Company's control. In April 1997, the Company received notice from the NYSPSC that its request for a waiver of certain conditions in the Open Market Plan related to service quality results was denied. The NYSPSC's ruling resulted in a temporary restriction on the payment of dividends from the Company to Frontier and a refund to the Company's customers of approximately $.9 million. Reserves sufficient to cover the refund were established in 1996. The Company has presented a plan for disposition of the refund to the NYSPSC. A decision is expected by the end of the year.

      The temporary restriction of dividend payments remains in place as the Company has not yet reached 1997 service quality levels that are sufficiently adequate to justify its removal.

Note 6:  Cash Flows

     For purposes of the Statement of Cash Flows, the Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

     As previously discussed in Note 4, in the first quarter of 1997, an adjustment was required relating to deferred taxes associated with assets transferred from Frontier to the Company as of January 1, 1995. This $1.1 million adjustment has been reflected as a noncash transaction in the Statement of Cash Flows, increasing common stock and additional paid-in-capital and decreasing deferred taxes.

     The Company paid cash dividends to Frontier in the amount of $28.0 million through the first six months of 1996. As a result of the temporary restriction on dividends discussed in Note 5, no dividends were paid during the first six months of 1997.

      Actual interest paid was $2.1 million and $2.2 million for the six months ended June 30, 1997 and 1996, respectively. Actual income taxes paid were $19.1 million for the six months ended June 30, 1997. No income taxes were paid during the first half of 1996.

ITEM 2 - MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS
         OF OPERATIONS

Three and Six Months Ended June 30, 1997 and 1996

     The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward looking in nature or "forward looking statements." Actual results may differ materially from the forecasts or projections presented. Forward looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to: changes in the overall economy and the economy in Rochester, New York, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy and the mix of products and services offered in the Company's markets. Any forward looking statements in the June 30, 1997 Form 10-Q should be evaluated in light of these important risk factors.

DESCRIPTION OF BUSINESS

     Rochester Telephone Corp. (the "Company") is a regulated independent telephone company that serves approximately 536,000 access lines in the greater Rochester, New York area. The Company was incorporated in December 1994 as a wholly owned subsidiary of Frontier Corporation. Frontier Corporation, previously known as Rochester Telephone Corporation, has been providing local telephone service in the greater Rochester market since 1920. The Company is the primary provider of basic telephone services in the Rochester market and offers its customers a full complement of local telephone network services, access to long distance network services, directory and other operator services. The Company also offers all of its network services for sale on a wholesale basis to other telecommunication service providers in the Rochester market.

RESULTS OF OPERATIONS

  Revenues for the three and six month periods ended June 30, 1997 were $82.5 million and $163.3 million, respectively. These levels are consistent with the same periods in the prior year. The Company experienced revenue growth from increased demand for dedicated circuits, enhanced features and the expansion of its Internet service customer base. The growth in revenue continues to be negatively impacted by the elimination of the surcharge on wholesale, flat rate, local measured service, an increase in the discount to wholesale providers from 5% to 17%, as ordered by the New York State Public Service Commission ("NYSPSC") and the $1.5 million annual rate reduction, effective January 1, 1997, associated with the Open Market Plan.

     Costs and expenses for the three months ended June 30, 1997 amounted to $58.5 million, consistent with the three month period ended June 30, 1996. On a year to date basis, excluding certain one-time charges that were incurred in the first six months of 1996, costs and expenses also remained consistent totaling $114.9 million at June 30, 1997, as compared to $114.5 million at June 30, 1996. The one-time costs that were incurred during the first six months of 1996 related to higher labor and associated expenses resulting from the expiration of the Communication Workers of America ("CWA") Local 1170 union labor agreement with the Company. These increased costs were necessary to ensure reliable and uninterrupted customer service in the event of a work stoppage or slowdown. Expense reductions are being driven by operating efficiencies implemented late in 1996 and the absence of work stoppage preparation costs associated with the Rochester CWA contract negotiations. However, these reductions are being offset by increases in depreciation expense and carrier services operations.

     Depreciation and amortization expense for the second quarter of 1997 increased $.6 million or 4.3% over the comparable 1996 period. For the six months ended June 30, 1997, depreciation and amortization rose $1.4 million or 5.6% over the same 1996 period. Increases are due primarily to capital additions to telephone plant and equipment in service during 1997.

     Net income for the three months ended June 30, 1997 was $14.9 million, an increase of $.2 million or 1.2% over the same period in 1996. On a year to date basis, net income was $30.2 million, an increase of $9.2 million or 43.9% over 1996. Results for the first six months of 1996 reflect a one-time after tax charge of $6.9 million for the adoption of Financial Accounting Standards Board Statement No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which relates to the accounting for a central office switch consolidation project. Excluding this charge, 1997 net income increased by $2.3 million or 8.1% over the comparable 1996 period.
The increase in net income is largely due to the reduction in operating expenses during the first six months of 1997.

     During 1995, management committed to a plan which makes Rochester Telephone Corp. the first company in the United States to begin a central office switch consolidation project in a major market. The three-year plan to consolidate host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades. The project is progressing as scheduled and as of June 30, 1997 six host switches have been consolidated, representing approximately 50% of total switches that will be consolidated. The Company anticipates that the project will be substantially complete by July 1998.

Other Income Statement Items

     Interest expense for the three months ended June 30, 1997 amounted to $.7 million, consistent with the same period in 1996. For the six months ended June 30, 1997, interest expense decreased $.2 million to $1.4 million, a
15.2 % decrease from 1996. The decrease is attributed to lower average outstanding debt levels and an increase in capitalized interest.

     The effective income tax rate for the second quarter of 1997 is 34.8%, consistent with the second quarter of 1996;
and 34.9% and 35.0% for each of the six months ended June
30, 1997 and June 30, 1996, respectively.


FINANCIAL CONDITION

Review of Cash Flow Activity

     Cash provided by operating activities for the first six months of 1997 increased $2.0 million or 4.5%. Offsetting the cash provided by operating activities in 1997 and 1996 are outflows for capital expenditures of $27.8 million and $24.1 million, respectively.

     Cash flow from financing activities amounted to a net outflow of $21.4 million for the six months ended June 30, 1997, compared with a net outflow of $24.0 million for the same period last year. In the first half of 1997, the Company repaid $9.6 million of outstanding debt under its commercial paper program. Advances between the Company and Frontier resulted in a net cash outflow of $11.8 million for the period ended June 30, 1997. There were no cash dividends paid during the first six months of 1997. (See discussion relating to the dividend policy on page 14.) In the first half of 1996, the Company paid cash dividends of $28.0 million and repaid advances to Frontier in the amount of $5.4 million. In addition, during the first two quarters of 1996, the Company borrowed $9.3 million under its commercial paper program.

Debt

     At June 30, 1997, the Company's total outstanding long-term debt amounted to $53.3 million. This debt consisted of $13.3 million issued under the Company's commercial paper program and $40.0 million of medium-term notes.

     Effective June 30, 1997, the Company reduced its available line of credit under its Revolving Credit
Agreement from $100.0 million to $50.0 million.

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

Debt Ratio and Interest Coverage

     The Company's debt ratio (total debt as a percent of total capitalization) was 16.9% at June 30, 1997 as compared with 21.4% at December 31, 1996. This change is primarily due to the reduction of outstanding debt under the Company's commercial paper program. Pre-tax interest coverage was
22.6 times through the first six months of 1997. Excluding nonrecurring charges, pre-tax interest coverage was 21.7 times through the first six months of 1996.

Capital Spending

     For the six months ended June 30, 1997, capital expenditures amounted to $27.5 million as compared to $23.9 million for the comparable period in 1996. The Company plans to expend a total of approximately $55.0 million for additions to property, plant and equipment in 1997.

New Accounting  Pronouncements

     The Financial Accounting Standards Board (FASB) issued Financial Accounting Standard No. 130 ("FAS 130"), "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full-set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Early application of this statement is permitted. If comparative financial statements are provided for earlier periods, reclassification to reflect the provisions of this statement is required. The Company will adopt FAS 130 in the first quarter of 1998.

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

     During the seven year period of the Open Market Plan, rate reductions of $21.0 million (the "Rate Stabilization Plan") will be implemented for Rochester area consumers, including $14.0 million of which occurred through 1996 and an additional $1.5 million which commenced in January 1997. Rates charged for basic residential and business telephone service may not be increased during the seven year period of the Plan. The Company is allowed to raise prices on certain enhanced products such as caller ID and call forwarding. Price increases on enhanced products partially offset the rate reductions required under the Plan during 1997.

     During the second quarter the Federal Communications Commission ("FCC") issued decisions that are intended to implement provisions of the Telecommunications Act of 1996. Of significance were decisions that outlined changes in the structure of universal service support and in the framework that applies to certain interstate rates that are generally characterized as access-related charges. During the second quarter, a Federal appeals court rejected parts of an earlier FCC order that set out conditions governing the provisions of interconnection services. A preliminary review of these orders suggests they will have no material impact on the Company.

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

Dividend Policy

     The Open Market Plan prohibits the payment of dividends by the Company to Frontier Corporation if (i) the Company's senior debt has been downgraded to "BBB" by S&P, or the equivalent rating by other rating agencies or is placed on credit watch for such a downgrade, or (ii) certain service quality measures deteriorate below minimum levels stipulated in the Open Market Plan. Dividend payments to Frontier also require the Company's directors to certify that such dividends will not impair the Company's service quality or its ability to finance its short and long-term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

     In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, RTC requested the NYSPSC staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond the Company's control. In April 1997, the Company received notice from the NYSPSC that its request for a waiver of certain conditions in the Open Market Plan related to service quality results was denied. The NYSPSC's ruling resulted in a temporary restriction on the payment of dividends to Frontier and a refund to the Company's customers of approximately $.9 million. Reserves sufficient to cover the refund were established in 1996. The Company has presented to the NYSPSC a plan for disposition of the refund. A decision is expected by the end of the year.

      The temporary restriction of dividend payments remains in place, as the Company has not yet reached 1997 service quality levels that are sufficiently adequate to justify its removal.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     AT&T Communications of New York filed a complaint with the NYSPSC for reconsideration of the Open Market Plan on October 3, 1995. The complaint sought a change in the wholesale discount, a change in the minutes of use surcharge and also changes in a number of operational and support activities. Some of these issues are also being considered in other states in other unrelated local competition proceedings. On July 18, 1996, the NYSPSC increased the wholesale discount to 13.5% on a temporary basis, effective July 24, 1996. On November 27, 1996, the NYSPSC established permanent wholesale discounts, retroactive to July 24, 1996, of 17.0% for resellers using the Company's operator services and 19.6% for resellers providing their own operator services. In a statewide proceeding also examining New York Telephone Company's and the Company's wholesale prices, the NYSPSC is determining the prices applicable to the purchase of unbundled network elements such as subscriber loops ("links"), switch ports and transport and switching services. In a related statewide proceeding, the NYSPSC is also examining possible changes in the prices and rate structure of intrastate access charges paid by long distance companies for the origination and termination of long distance calls.

Item 5.  Employees and Labor Relations

     The labor contract between the CWA Local 1170 and the Company expired on January 31, 1996. The Company's total workforce was 1,523 employees at June 30, 1997. Membership in the CWA Local accounted for approximately 40% of that total.

     After six months of collective bargaining without reaching an agreement, the Company declared that the negotiations were at impasse and implemented the terms of its final offer effective April 9, 1996. The CWA Local 1170 challenged the Company's declaration of impasse and implementation through the filing of several unfair labor practice charges with the National Labor Relations Board ("NLRB"). All but one of these charges was dismissed by the NLRB on December 2, 1996. The remaining charge was returned to the NLRB's Regional Office in Buffalo, New York for an administrative hearing that concluded in June 1997. The Company is currently waiting the decision of an Administrative Law Judge and does not anticipate a final decision until late 1997. The Company cannot predict the final outcome of these matters at this time. On May 6, 1997, the members of CWA Local 1170, ratified a tentative agreement that was reached with Rochester Telephone on April 29, 1997 which contained provisions that differed from the Company's final offer implemented at the time of impasse. The differences between the Company's final offer and the agreement that was ratified are not material in the view of management. This new agreement will provide several operational improvements and will result in a more consistent alignment of benefits with the rest of the Corporation.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Index

     27   Financial Data Schedule

(b)  Reports on Form 8-K filed during the quarter:


     SEC Filing Date          Item No.       Financial Statements


     June 25, 1997         5                  No


     The Company filed no reports on Form 8-K subsequent to the quarter ended June 30, 1997.

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        ROCHESTER TELEPHONE CORP.
                   --------------------------------
                               (Registrant)







Dated: August 13, 1997 By:        /s/Michael L. Evans
                                  ----------------
                                  Michael L. Evans
                                  Vice President and Treasurer
                                  (and principal financial officer)

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