Form 10-Q
period 1997-09-30
FRONTIER TELEPHONE OF ROCHESTER INC
filed 1997-11-12
CIK 936105

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

   For the transition period from __________ to __________

               Commission file number 33-91250

            FRONTIER TELEPHONE OF ROCHESTER, INC.
   (Exact name of registrant as specified in its charter)
           (Previously Rochester Telephone Corp.)

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

No Par, No Stated Value Common Stock:  772 shares outstanding as of  October 31, 1997

The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

            FRONTIER TELEPHONE OF ROCHESTER, INC.

                          Form 10-Q
                            Index

                                                        Page
                                                        Number
Part I.        FINANCIAL INFORMATION                    ------

   Item 1.     Financial Statements

               Statements of Income for the
               three months ended and for the
               nine months ended September 30, 1997
               and September 30, 1996                     3

               Balance Sheets as of September 30,
               1997 and December 31, 1996                 4

               Statements of Cash Flows for the
               nine months ended September 30,
               1997 and September 30, 1996                5

          Notes to Financial Statements                   6

   Item 2.     Management's Narrative Analysis of the
               Results of Operations                      9

Part II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                      14-15

   Item 5.     Employees and Labor Relations             15

   Item 6.     Exhibits and Reports on Form 8-K          15

   Signatures                                            16

   Index to Exhibits                                     17

              FRONTIER TELEPHONE OF ROCHESTER, INC.
                      Statements of Income
                           (Unaudited)

                                    3 Months Ended    9 Months Ended
                                     September 30,      September 30,
In thousands of dollars              1997     1996      1997     1996
---------------------------------------------------------------------
Revenues                           $80,813 $79,828  $244,123 $242,933
Costs and Expenses
Operating expenses                  39,121  38,979   114,848  118,839
Depreciation and amortization       13,664  13,503    41,028   40,130
Taxes other than income taxes        5,868   5,354    17,669   16,253
---------------------------------------------------------------------
       Total Costs and Expenses     58,653  57,836   173,545  175,222
---------------------------------------------------------------------
Operating Income                    22,160  21,992    70,578   67,711
Interest expense                       538     781     1,940    2,434
Other expense                          235     342       879    1,433
---------------------------------------------------------------------
Income Before Taxes and
 Cumulative Effect of
 Change in Accounting Principle     21,387  20,869    67,759   63,844
Income taxes                         7,525   7,105    23,693   22,140
---------------------------------------------------------------------
Income Before Cumulative Effect of Change
in Accounting Principle             13,862  13,764    44,066   41,704
Cumulative effect of change in
 accounting principle                    -       -         -   (6,949)
---------------------------------------------------------------------
Net Income                         $13,862 $13,764  $ 44,066 $ 34,755
=====================================================================
See accompanying Notes to Financial Statements.

              FRONTIER TELEPHONE OF ROCHESTER, INC.
                         Balance Sheets

                          September 30,    December 31,
                                   1997            1996
In thousands of dollars      (Unaudited)
-------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents     $   1,427       $   3,591
Accounts receivable, (less allowance
 for uncollectibles of $2,076
 and $1,501, respectively)       42,478          47,777
Accounts receivable - affiliates  3,224           2,670
Advances to affiliates           10,490               -
Materials and supplies            1,340           2,006
Prepaid directory                 4,152          12,463
Other prepayments                 2,491           1,406
-------------------------------------------------------
     Total Current Assets        65,602          69,913
-------------------------------------------------------
Property, plant and
 equipment, net                 329,525         330,552
Prepaid pension                  16,092          14,204
Deferred and other assets           901           1,247
-------------------------------------------------------
     Total Assets              $412,120        $415,916
=======================================================

LIABILITIES AND SHAREOWNER'S EQUITY
Current Liabilities
Accounts payable               $ 25,757        $ 31,759
Accounts payable - affiliates    13,808          19,022
Advances from affiliate               -           3,827
Advance billings                  4,785           4,994
Taxes accrued                       461           3,047
Other current liabilities         1,409           5,908
-------------------------------------------------------
     Total Current Liabilities   46,220          68,557
-------------------------------------------------------
Long-term debt                   40,000          62,872
Deferred income taxes            21,679          25,266
Postretirement benefits
 obligation                      24,976          23,176
Other long-term liabilities       3,014           4,971
-------------------------------------------------------
     Total Liabilities          135,889         184,842
-------------------------------------------------------
Shareowner's Equity
Common stock, no par value
 and additional paid in capital:
 authorized, 1,000 shares:
 issued, 772 shares in
 1997 and 1996                  232,165         231,074
Retained earnings                44,066               -
-------------------------------------------------------
     Total Shareowner's Equity  276,231         231,074
-------------------------------------------------------
       Total Liabilities and
       Shareowner's Equity     $412,120        $415,916
=======================================================
See accompanying Notes to Financial Statements.

               FRONTIER TELEPHONE OF ROCHESTER, INC.
                     Statements of Cash Flows
                            (Unaudited)

                                            9 Months Ended September 30,
In thousands of dollars                            1997             1996
------------------------------------------------------------------------
Operating Activities
Net income                                      $44,066          $34,755
------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Cumulative effect of change in
    accounting principle                              -           10,691
   Depreciation and amortization                 41,028           40,130
   Changes in operating assets and liabilities:
     Decrease in accounts receivable              4,745            4,660
     Decrease in materials and supplies             666              481
     Decrease in prepaid directory                8,311            8,938
     Increase in other prepayments               (1,085)            (488)
     Increase in prepaid pension                 (1,888)            (930)
     (Decrease) increase in deferred
      and other assets                              293             (144)
     (Decrease) increase in accounts payable    (11,216)           1,793
     Decrease in advance billings                  (209)            (521)
     Decrease in accrued taxes                   (2,586)          (3,325)
     Decrease in other current liabilities       (4,499)          (3,439)
     Increase in postretirement benefits
      obligation                                  1,800            2,197
     Decrease in deferred income taxes           (2,496)          (8,314)
     Decrease in other long term liabilities     (1,957)          (6,630)
------------------------------------------------------------------------
      Total adjustments                          30,907           45,099
------------------------------------------------------------------------
 Net cash provided by operating activities       74,973           79,854
------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment  (39,948)         (37,328)
------------------------------------------------------------------------
 Net cash used in investing activities          (39,948)         (37,328)
------------------------------------------------------------------------
Financing Activities
Repayments of long-term debt                    (22,872)               -
Proceeds of long-term debt                            -              179
Advances to/from affiliate                      (14,317)          (4,718)
Dividends paid                                        -          (22,301)
Return  of capital to Frontier Corporation            -          (19,699)
------------------------------------------------------------------------
Net cash used in financing activities           (37,189)         (46,539)
------------------------------------------------------------------------
Net Decrease in Cash and Cash Equivalents        (2,164)          (4,013)
Cash and Cash Equivalents at Beginning of Period  3,591            5,643
------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period    $   1,427         $  1,630
========================================================================
See accompanying Notes to Financial Statements.

            Frontier Telephone of Rochester, Inc.
                Notes to Financial Statements
                         (Unaudited)

Note 1:   Accounting Policies

      The financial statements of Frontier Telephone of Rochester, Inc. ("FTR" or the "Company"), (formerly Rochester Telephone Corp.), a wholly owned subsidiary of Frontier Corporation ("Frontier"), are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1996.

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

Note 2:   Long-Lived Assets to Be Disposed Of

       Effective January 1, 1996, the Company adopted Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." FAS 121 requires that certain long-lived assets and identifiable intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at fair value less selling costs. The Company's adoption of this standard resulted in a non-cash charge of $6.9 million (net of a tax benefit of $3.7 million) and is reported in the Statements of Income as a cumulative effect of a change in accounting principle. The charge represents the cumulative adjustment required by FAS 121 to remeasure the carrying amount of certain assets held for disposal as of January 1, 1996. It applies to an asset write-down for the impairment loss and disposal costs for telephone switching equipment as a result of the Company implementing a central office switch consolidation project.

Note 3:   Long-Term Debt

      Effective  June  30,  1997, the  Company  reduced  its
available   line  of  credit  under  its  Revolving   Credit
Agreement from $100.0 million to $50.0 million.

      On March 31, 1997, Standard & Poor's ("S&P") announced their new domestic telephone company rating methodology, which addresses the impact of deregulation on operating and holding company ratings. As a result, the ratings of 16 companies were affected by S&P's announcement, and S&P lowered their rating of the Company's long-term debt from "AA" to "AA-". Under S&P's revised rating methodology, a local telephone company is typically allowed a rating one "notch" higher than that of the consolidated entity (i.e., holding company and operating subsidiaries). However, the Company was allowed a two "notch" differential, largely as a result of the regulatory controls in existence under the Company's Open Market Plan.

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

Note 5:   Regulatory Matters

     The Open Market Plan prohibits the payment of dividends by the Company to Frontier Corporation if (i) the Company's senior debt has been downgraded to "BBB" by S&P, or the equivalent rating by other rating agencies or is placed on credit watch for such a downgrade, or (ii) certain service quality measures fall below minimum levels stipulated in the Open Market Plan. Dividend payments to Frontier also require that the Company's directors certify that such dividends will not impair the Company's service quality or its ability to finance its short and long-term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

      In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, FTR requested that the New York State Public Service Commission ("NYSPSC") staff exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond the Company's control. In April 1997, the Company received notice from the NYSPSC that its request for a waiver of certain conditions in the Open Market Plan related to service quality results was denied. The NYSPSC's ruling resulted in a temporary restriction on the payment of dividends from the Company to Frontier and a refund to the Company's customers of approximately $.9 million. On October 22, 1997, the NYSPSC adopted an order requiring the Company to issue rebates of approximately $2.60 per customer, commencing within sixty days after the NYSPSC issues its order. Reserves sufficient to cover the refund were established in 1996.

      The temporary restriction of dividend payments remains in place as the Company has not yet reached cumulative 1997 service quality levels that are sufficient to justify its removal.

Note 6:   Cash Flows

      For purposes of the Statements of Cash Flows, the Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

     As previously discussed in Note 4, in the first quarter of 1997, an adjustment was required relating to deferred taxes associated with assets transferred from Frontier to the Company as of January 1, 1995. This $1.1 million adjustment has been reflected as a noncash transaction in the Statements of Cash Flows, increasing common stock and additional paid-in-capital and decreasing deferred taxes.

      The Company paid cash dividends to Frontier in the amount of $42.0 million through the first nine months of 1996. As a result of the temporary restriction on dividends discussed in Note 5, no dividends were paid during the first nine months of 1997.

      Actual interest paid was $3.7 million and $3.3 million for the nine months ended September 30, 1997 and 1996, respectively. Interest costs associated with the construction of fixed assets are capitalized. Total amounts capitalized for the first nine months of 1997 and 1996 were $1.0 million and $.9 million, respectively. In addition, actual income taxes paid during the nine month periods ended September 30, 1997 and 1996 were $27.3 million and $26.2 million, respectively.

ITEM 2 - MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS
        OF OPERATIONS


   Three and Nine Months Ended September 30, 1997 and 1996

     The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward-looking in nature or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to: changes in the overall economy and the economy in Rochester, New York, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy and the mix of products and services offered in the Company's markets. Any forward-looking statements in this September 30, 1997 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

DESCRIPTION OF BUSINESS

      Frontier Telephone of Rochester, Inc. ("FTR" or the "Company") (formerly Rochester Telephone Corp.) is a regulated independent telephone company that serves approximately 538,000 access lines in the greater Rochester, New York area. The Company was incorporated in December 1994 as a wholly owned subsidiary of Frontier Corporation. Frontier Corporation has been providing local telephone service in the greater Rochester market since 1920. The Company is the primary provider of basic telephone services in the Rochester market and offers its customers a full complement of local telephone network services, access to long distance network services, directory and other operator services. The Company also offers all of its network services for sale on a wholesale basis to other telecommunication service providers in the Rochester market.

RESULTS OF OPERATIONS

      Revenues for the three and nine month periods ended September 30, 1997 were $80.8 million and $244.1 million, respectively. These levels are consistent with the same periods in the prior year. The Company experienced revenue growth from increased demand for dedicated circuits, enhanced features and the expansion of its Internet service customer base. The growth in revenue continues to be negatively impacted by the elimination of the surcharge on wholesale, flat rate, local measured service, an increase in the discount to wholesale providers from 5% to 17%, as ordered by the New York State Public Service Commission ("NYSPSC") and the $1.5 million annual rate reduction, effective January 1, 1997, associated with the Open Market Plan. In addition, new interstate access rates which became effective July 1, 1997 have reduced revenues.

     Costs and expenses for the three months ended September 30, 1997 amounted to $58.7 million, consistent with the three month period ended September 30, 1996. On a year-to-date basis, excluding certain one-time costs that were incurred in the first nine months of 1996, costs and expenses also remained consistent totaling $173.5 million at September 30, 1997, as compared to $172.4 million at September 30, 1996. The one-time costs that were incurred during the first nine months of 1996 related to higher labor and associated expenses resulting from the expiration of the Communication Workers of America ("CWA") Local 1170 union labor agreement with the Company. These increased costs were necessary to ensure reliable and uninterrupted customer service in the event of a work stoppage or slowdown.
Expense reductions are being driven by operating efficiencies implemented late in 1996 and the absence of work stoppage preparation costs associated with the Rochester CWA contract negotiations.

      Depreciation and amortization expense for the third quarter of 1997 increased $.2 million or 1.2% over the comparable 1996 period. For the nine months ended September 30, 1997, depreciation and amortization rose $.9 million or 2.2% over the same 1996 period. Increases are due primarily to capital additions to telephone plant and equipment in service during 1997.

      Net income for the three months ended September 30, 1997 was $13.9 million, an increase of $.1 million or .7% over the same period in 1996. On a year-to-date basis, net income was $44.1 million, an increase of $9.3 million or 26.8% over 1996. Results for the first nine months of 1996 reflect a one-time after tax charge of $6.9 million for the adoption of Financial Accounting Standards Board Statement No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which relates to the accounting for a central office switch consolidation project. Excluding this charge, 1997 net income increased by $2.4 million or 5.7% over the comparable 1996 period. The increase in net income is largely due to the reduction in operating expenses and an increase in revenue during the first nine months of 1997.

     During 1995, management committed to a plan which makes Frontier Telephone of Rochester, Inc. the first company in the United States to undertake a major central office switch consolidation project in a major market. The three-year plan to consolidate host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades. The project is progressing as scheduled and as of September 30, 1997 nine host switches have been consolidated, representing approximately 70% of the total switches that will be consolidated. The Company anticipates that the project will be substantially complete by July 1998.


Other Income Statement Items

      Interest expense for the three months ended September 30, 1997 amounted to $.5 million, a decrease of $.2 million or 31.1% over the same period for 1996. For the nine months ended September 30, 1997, interest expense decreased $.5 million to $1.9 million, a 20.3% decrease from 1996. The decrease is primarily attributed to lower average outstanding debt levels.

      The effective income tax rate for the third quarter of 1997 is 35.2%, consistent with the third quarter of 1996; and 35.0% and 34.7% for the nine month periods ended September 30, 1997 and September 30, 1996, respectively.

FINANCIAL CONDITION

Review of Cash Flow Activity

      Cash provided by operating activities for the first nine months of 1997 decreased $4.9 million or 6.1%. Offsetting the cash provided by operating activities in 1997 and 1996 are outflows for capital expenditures of $39.9 million and $37.3 million, respectively.

      Cash flow from financing activities amounted to a net outflow of $37.2 million for the nine months ended September 30, 1997, compared with a net outflow of $46.5 million for the same period last year. In the first nine months of 1997, the Company repaid $22.9 million of outstanding debt under its commercial paper program. Advances between the Company and Frontier resulted in a net cash outflow of $14.3 million for the period ended September 30, 1997. There were no cash dividends paid during the first nine months of 1997. (See discussion relating to the dividend policy on page 14.) In the first three quarters of 1996, the Company paid cash dividends of $42.0 million and repaid advances from Frontier in the amount of $4.7 million.

Debt

      At September 30, 1997, the Company's total outstanding long-term debt amounted to $40.0 million of medium-term notes.

      Effective  June  30,  1997, the  Company  reduced  its
available   line  of  credit  under  its  Revolving   Credit
Agreement from $100.0 million to $50.0 million.

      On March 31, 1997, Standard & Poor's ("S&P") announced their new domestic telephone company rating methodology which addresses the impact of deregulation on operating and holding company ratings. As a result, the ratings of 16 companies were affected by S&P's announcement, and S&P lowered their rating of the Company's long-term debt from "AA" to "AA-". Under S&P's revised rating methodology, a local telephone company is typically allowed a rating one "notch" higher than that of the consolidated entity (i.e., holding company and operating subsidiaries). However, the Company was allowed a two "notch" differential, largely as a result of the regulatory controls in existence under the Company's Open Market Plan.

Debt Ratio and Interest Coverage

      The Company's debt ratio (total debt as a percent of total capitalization) was 12.6% at September 30, 1997 as compared with 21.4% at December 31, 1996. This change is due to the reduction of outstanding debt under the Company's commercial paper program. Pre-tax interest coverage was
23.6 times through the first nine months of 1997. Excluding nonrecurring charges, pre-tax interest coverage was 19.8 times through the first nine months of 1996.

Capital Spending

      For the nine months ended September 30, 1997, capital expenditures amounted to $39.7 million as compared to $37.2 million for the comparable period in 1996. The Company plans to expend a total of $55 million to $59 million for additions to property, plant and equipment in 1997.

New Accounting  Pronouncements

       The   Financial  Accounting  Standards  Board  issued
Financial Accounting Standard No. 130 ("FAS 130"), "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full-set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Early application of this statement is permitted. If comparative financial statements are provided for earlier periods, reclassification to reflect the provisions of this statement is required. The Company will adopt FAS 130 in the first quarter of 1998.

OTHER ITEMS

Open Market Plan

      The Company began its third year of operations under the Open Market Plan in January 1997. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers, (4) service provider telephone number portability, and (5) certain wholesale discounts to resellers of local services. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which may reduce the number of retail customers and potentially cause a decrease in the revenues and profitability for the Company. However, results since implementation of the Open Market Plan indicate that a stimulation of demand in the use of the network and new product revenue may offset the losses of some retail customers. Increased competition may also lead to additional price decreases for services, adversely impacting the Company's margins. An additional positive feature of the Open Market Plan provides that the Company can retain additional earnings achieved through operating efficiencies. Previously these earnings would have been shared with customers.

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

       During the second quarter of 1997 the Federal Communications Commission ("FCC") issued decisions that are intended to implement provisions of the Telecommunications Act of 1996. Of significance were decisions that outlined changes in the structure of universal service support and in the framework that applies to certain interstate rates that are generally characterized as access-related charges. During the second quarter, a Federal appeals court reversed parts of an earlier FCC order that set out conditions governing the provision of interconnection services. These orders are not expected to have a material impact on the Company.

       Under the Telecommunications Act of 1996 and a statewide proceeding, the NYSPSC is considering the prices that local exchange companies in New York may charge for "unbundled" service elements such as links (the wire from the switch to the customer premise), ports (the portion of the switch that terminates the link) and switch usage features. The Company is actively participating in this proceeding and expects the NYSPSC to issue a decision on service elements in late 1997 or early 1998.

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

      In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, FTR requested the NYSPSC staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond the Company's control. In April 1997, the Company received notice from the NYSPSC that its request for a waiver of certain conditions in the Open Market Plan related to service quality results was denied. The NYSPSC's ruling resulted in a temporary restriction on the payment of dividends to Frontier and a refund to the Company's customers of approximately $.9 million. On October 22, 1997, the NYSPSC adopted an order requiring the Company to issue rebates of $2.60 per customer, commencing within sixty days after the NYSPSC issues its order. Reserves sufficient to cover the refund were established in 1996.

     The temporary restriction of dividend payments remains in place, as the Company has not yet reached cumulative 1997 service quality levels that are sufficient to justify its removal.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      AT&T Communications of New York filed a complaint with the NYSPSC for reconsideration of the Open Market Plan on October 3, 1995. The complaint sought a change in the wholesale discount, a change in the minutes of use surcharge and also changes in a number of operational and support activities. Some of these issues are also being considered in other states in other unrelated local competition proceedings. On July 18, 1996, the NYSPSC increased the wholesale discount from 5% to 13.5% on a temporary basis, effective July 24, 1996. On November 27, 1996, the NYSPSC established permanent wholesale discounts, retroactive to July 24, 1996, of 17.0% for resellers using the Company's operator services and 19.6% for resellers providing their own operator services. In a statewide proceeding also examining New York Telephone Company's and the Company's wholesale prices, the NYSPSC is determining the prices applicable to the purchase of unbundled network elements such as subscriber loops ("links"), switch ports and transport and switching services. In a related statewide proceeding, the NYSPSC is also examining possible changes in the prices and rate structure of intrastate access charges paid by long distance companies for the origination and termination of long distance calls.

Item 5.  Employees and Labor Relations

     The Company's total workforce was 1,466 employees at September 30, 1997. Membership in the CWA Local 1170
accounted for approximately 40% of that total. The labor contract between the CWA Local 1170 and the Company expired on January 31, 1996.

      After six months of collective bargaining without reaching an agreement, the Company declared that the negotiations were at impasse and implemented the terms of its final offer effective April 9, 1996. The CWA Local 1170 challenged the Company's declaration of impasse and implementation through the filing of several unfair labor practice charges with the National Labor Relations Board ("NLRB"). All but one of these charges was dismissed by the NLRB on December 2, 1996. The remaining charge was returned to the NLRB's Regional Office in Buffalo, New York for an administrative hearing that concluded in June 1997. The Company is currently waiting the decision of an Administrative Law Judge and does not anticipate a final decision until late 1997. This decision may be appealed further by either the Company or the CWA. The Company cannot predict the final outcome of these matters at this time. On May 6, 1997, the members of CWA Local 1170, ratified a tentative agreement that was reached with the Company on April 29, 1997 which contained provisions that differed from the Company's final offer implemented at the time of impasse. The differences between the Company's final offer and the agreement that was ratified are not material in the view of management. This new agreement will provide several operational improvements and will result in a more consistent alignment of benefits with the rest of the Frontier organization.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits - See Index

(b)  Reports on Form 8-K filed during the quarter:

          None

     The Company filed one (1) report on Form 8-K subsequent to the quarter ended September 30, 1997:

     SEC Filing Date          Item No.       Financial Statements
     ------------------------------------------------------------

     October 9, 1997             5                    No

                         SIGNATURES

       Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            FRONTIER TELEPHONE OF ROCHESTER, INC.
            --------------------------------------
                        (Registrant)



Dated: November 12, 1997          /s/Michael L. Evans
                           By:    --------------------------
                                  Michael L. Evans
                                  Vice President and Treasurer
                                  (and principal financial officer)

                      INDEX TO EXHIBITS

Exhibit No.                   Description             Reference
----------------------------------------------------------------
3.1                 Certificate of Incorporation   Incorporated by
                                                   reference to Exhibit 3.1
                                                   to Form 10-K for the
                                                   year ended December 31, 1995.

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

3.3                 Bylaws                         Incorporated by reference
                                                   to Exhibit 3.3 to Form 10-K
                                                   for the year ended
                                                   December 31, 1995.

3.4                 Certificate of Amendment to    Filed herewith
                    Certificate of Incorporation

4.1                 Copy of Credit Agreement       Incorporated by reference
                    between the Company and        to Exhibit 4-1 to Form
                    Chase Manhattan Bank, N.A.     10-K for the year ended
                    dated December 19,1994 and     December 31, 1995
                    adopted January 1, 1995

4.2                 Copy of the Indenture between  Incorporated by reference
                    the Company and Chemical       to Exhibit 4-2 to Form
                    Bank, as Trustee, dated March  10-K for the year ended
                    14, 1995                       December 31, 1995

10.10               Amendment No.1 to the          Filed herewith
                    Management Stock Incentive
                    Plan

10.11               Amendment No.1 to the          Filed herewith
                    Supplemental Management
                    Pension Plan

27                  Financial Data Schedule        Filed herewith