Form 10-K405
period 1997-12-31
FRONTIER TELEPHONE OF ROCHESTER INC
filed 1998-03-26
CIK 936105

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                        ------------

                         FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1997

              Commission File Number 33-91250

                        ------------
           FRONTIER TELEPHONE OF ROCHESTER, INC.
   (Exact name of Registrant as specified in its charter)
           (previously Rochester Telephone Corp.)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of February 28, 1998 all 772 outstanding shares of the registrant's no par common stock were held by Frontier Corporation.

OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES

The registrant meets the conditions set forth in general instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                           PART I

ITEM 1.   BUSINESS

The Company

     Frontier Telephone of Rochester, Inc. ("FTR" or the "Company") (formerly Rochester Telephone Corp.) is a regulated independent telephone company that serves customers in the Rochester, New York market. The Company is the primary provider of basic telephone services in the Rochester market and offers its customers a full complement of local network services, access to long distance network services, directory and other operator services. The Company also offers all of its network services for sale on a wholesale basis to other telecommunication service providers in the Rochester market.

     The Company was incorporated under the laws of the State of New York in November 1994 and is a wholly-owned subsidiary of Frontier Corporation ("Frontier"). Frontier has served the Rochester market since 1920 and has evolved into a diversified national telecommunications firm. The Company's operations represented approximately 13.9% of Frontier's consolidated revenues for the year ended December 31, 1997 and 17.4% of Frontier's consolidated assets as of December 31, 1997.

      The principal executive offices of the Company are located at 180 South Clinton Avenue, Rochester, New York
14646-0700.  The telephone number is (716) 777-1000.

General

     The Company derives revenue primarily from charges for local services, network access for interconnection of long distance companies, directory advertising and billing and collection and other services provided to long distance companies. The Company also derives revenue from the sale, leasing and maintenance of telephone equipment and the sale of enhanced services such as voice mail, custom calling features, Internet and advanced number identification products such as caller ID. In addition, the Company offers its network services on a tariff basis for wholesale purchase by other telecommunication service providers, including Frontier Communications of Rochester, Inc., a subsidiary of Frontier. The Company's expenses are primarily related to the development and maintenance of its local exchange network and costs associated with customer service, billing and other general and administrative functions.

     The Company operates 71 central office and remote switching centers in and around Rochester, New York. As of December 31, 1997, the Company served 539,698 access lines in the Rochester market, of which 356,223 were residential lines and 183,475 were business lines.

     Since the beginning of 1988, the Company has invested approximately $505 million of capital expenditures in upgrading its local exchange business in the Rochester market. Over this period, the Company's switching networks have been fully digitalized, making Rochester one of the largest cities in the United States to be served by an all-digital network.

     Technological innovation and regulatory change are accelerating the pace of competition for local exchange services. New competitors now have the ability to provide basic local telephone service in many major U.S. markets, including Rochester, New York. To benefit from these technological advances and broaden the scope and quality of its own product and service offerings, the Company has increased digital switching capacity throughout its network and has pursued regulatory alternatives such as the Open
Market Plan, which is described in more detail on page 4.
Currently, the Company continues to be the primary retail provider of basic residential local telephone service in Rochester, New York.

Telecommunications Law

     The Telecommunications Act of 1996 was enacted on February 8, 1996. This landmark legislation significantly modified the Communications Act of 1934. The Act has particular relevance to the Company in two areas. First, the Act creates a duty on the part of the Company to interconnect its network with those of its competitors and, in particular, to negotiate in good faith the terms and conditions of such interconnection. The Act also establishes pricing rules for services sold by the Company to its competitors. The Telecommunications Act incorporated many aspects of the Open Market Plan initiated by the Company in 1993 and implemented in 1995. The Company believes its experience with the Rochester, New York Open Market Plan provides it with a competitive advantage.

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

     On August 8, 1996, the Federal Communications Commission ("FCC") released a First Report and Order (the "First Report and Order") in a core rulemaking proceeding to implement the Telecommunications Act of 1996. The First Report and Order established guidelines to promote local competition affecting the Company and all other competitors in local telecommunications markets. On July 18, 1997, the U.S. Circuit Court of Appeals for the Eighth Circuit reversed portions of the First Report and Order that provided for pricing based primarily on forward-looking, rather than historical costs, and that would have provided the FCC with substantially more authority over the compliance by local telephone companies with provisions of the Telecommunications Act. On January 22, 1998, the same court issued a mandate compelling adherence to the decision. The FCC's action is subject to reconsideration and to further appellate review. On January 23, 1998, the U.S. Supreme Court agreed to review this case. The case will be heard in late 1998 or early 1999.

     The Act also requires the FCC to restructure the manner in which universal service support payments are established and distributed. On May 7, 1997, the Commission substantially adopted the recommendation of a Federal-State Joint Board released on November 8, 1996 with respect to universal service. The FCC's order increased the amount of financial support to be dedicated to universal service programs. The Commission has released numerous subsequent orders that have modified its original decisions, including one which slightly reduced the amount of support to be collected in 1998. These actions are subject to reconsideration and appeal.

     On May 16, 1997, the Commission adopted an order that substantially modified the structure by which local exchange carriers are compensated for access to and use of their networks. This order was implemented effective January 1, 1998. In general, this order encouraged the recovery in fixed charges of some costs that had previously been recovered by local telephone companies in usage-based charges. Competitors have reacted in different and widely varying ways to this order. The Company believes that its response is competitive and that it was not disadvantaged by the order. Both of these orders are subject to the possibility of Commission modification in light of market impacts and are pending judicial review proceedings.

     On October 9, 1997, the FCC ordered carriers that receive "dial around" calls from payphones (certain calls sent without coins, such as 800 or other calls with special access codes) to compensate payphone owners at the rate of
28.4 cents per completed call. The per-call compensation rate became effective retroactive to October 7, 1997. The
FCC is still considering how it will address the payphone operator compensation issue for the preceding eleven month period.

     The Company cannot predict the ultimate outcome of any of these FCC proceedings.

The Open Market Plan

     The Company began its fourth year of operations under the Open Market Plan in January 1997. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers, (4) service provider telephone number portability, and (5) certain wholesale discounts to resellers of local services. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which may reduce the number of retail customers and potentially cause a decrease in the revenues and profitability for the Company.
Increased competition may also lead to additional price decreases for services, adversely impacting the Company's margins. However, results since implementation of the Open Market Plan indicate that a stimulation of demand in the use of the network and new product revenue may offset the losses of some retail customers. An additional positive feature of the Open Market Plan provides that the Company can retain additional earnings achieved through operating efficiencies. Previously these earnings would have been shared with customers. After three years of operating in a competitive marketplace, the Company retains a market share of approximately 98% of wholesale and 95% of retail local service access lines.

     During the seven year period of the Open Market Plan, rate reductions of $21.0 million (the "Rate Stabilization Plan") will be implemented for Rochester area consumers, including $15.0 million of which occurred through 1997, and an additional $1.5 million which commenced in January 1998. Rates charged for basic residential and business telephone service may not be increased during the seven year period of the Plan. The Company is allowed to raise prices on certain enhanced products such as caller ID and call forwarding.

     During the second quarter of 1997 the FCC issued decisions that are intended to implement provisions of the Telecommunications Act. Of significance were decisions that outlined changes in the structure of universal service support and in the framework that applies to certain interstate rates that are generally characterized as access-related charges. During the second and third quarters of 1997, a Federal appeals court issued a series of decisions reversing parts of an earlier FCC order that set out conditions governing the provision of interconnection services. These orders are not expected to have a material impact on the Company.

     Under the Telecommunications Act and a statewide proceeding, the NYSPSC is considering the prices that local exchange companies in New York may charge for "unbundled" service elements such as links (the wire from the switch to the customer premise), ports (the portion of the switch that terminates the link) and switch usage features. The Company is actively participating in this proceeding and expects the NYSPSC to issue a decision on service elements in 1998.

     Management believes there are significant market and business opportunities associated with the Company's Open
Market Plan. However, there are also uncertainties associated with the Plan. In the Company's opinion, the most significant risks relate to increased competition in the Rochester, New York market, the risk inherent in the Rate Stabilization Plan.

     There can be no assurance that the changing regulatory environment will not have a negative impact on the Company.

Dividend Policy

     The Open Market Plan prohibits the payment of dividends by the Company to Frontier Corporation if (i) the Company's senior debt has been downgraded to "BBB" by Standard &
Poor's ("S&P"), or the equivalent rating by other rating agencies or is placed on credit watch for such a downgrade, or (ii) certain service quality measures fall below minimum levels stipulated in the Open Market Plan. Dividend payments to Frontier also require the Company's directors certify that such dividends will not impair the Company's service quality or its ability to finance its short and long-term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

     In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, FTR requested the New York State Public Service Commission ("NYSPSC") staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond the Company's control. In April 1997, the Company received notice from the NYSPSC that its request for a waiver of certain conditions in the Open Market Plan related to service quality results was denied. The NYSPSC's ruling resulted in a temporary restriction on the payment of dividends from the Company to Frontier and a refund to the Company's customers of approximately $.9 million. Reserves sufficient to cover this refund were established in 1996.
On October 22, 1997, the NYSPSC adopted an order requiring the Company to issue returns of approximately $2.60 per customer. These refunds have been completed.

     The temporary restriction of dividend payments to Frontier will remain in place until the NYSPSC is satisfied that the Company's 1997 service levels demonstrate that the Company has rectified the service deficiency. The NYSPSC is currently examining service level data for the period 1993-1997 and may reopen the calculation of service levels for these years. Based on the level of customer complaints to the NYSPSC in 1996 and 1997, the Company will be required to refund approximately $150,000 in early 1998. Reserves sufficient to cover this refund were established in 1997.

Discontinuance of Regulatory Accounting

     As a result of changes in regulation and increasing competition in the telecommunications industry, the Company discontinued the use of Statement of Financial Accounting Standards ("FAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" as of September 30, 1995 for its local communications companies. This non-cash, extraordinary write-off totaled $60.4 million, net of applicable income taxes of $34.9 million. The write-off was primarily related to the reduction in the recorded values of long-lived telephone plant assets.

Employees and Labor Relations

     As of December 31, 1997 the Company had 1,525
employees, of which 314 were management employees and 1,211 were clerical, service and craft workers. The Frontier
Telephone of Rochester, Inc. Workers Association ("RTWA") represents 560 of such clerical and service workers and the Communications Workers of America, Local 1170 ("CWA Local") represents 651 craft and service workers. The union labor contracts are normally negotiated in three year cycles.

     Under the current three-year contract between the Company and the RTWA, effective August 10, 1997, bargaining unit employees will receive a 2.0% general increase on August 16, 1998 and August 15, 1999. On February 12, 1995, February 18, 1996 and February 16, 1997 they received a 1.0% general increase.

     On January 31, 1996, the CWA Local contract expired. The contract negotiations reached an impasse, and the Company implemented the terms of its final offer as of April 9, 1996. Members of the CWA Local ratified a tentative agreement with the Company on April 29, 1997 which contained provisions that differed from the Company's final offer implemented at the time of impasse. The differences between the Company's final offer and the agreement that was subsequently reached and ratified by CWA Local membership are not material. The new agreement provides several operational improvements and will result in a more consistent alignment of benefits with the rest of Frontier. The CWA Local continues to appeal one issue with the National Labor Relations Board related to the declaration of impasse. Hearings on this issue were completed in June, and a decision is anticipated by the second quarter of 1998. This decision may be appealed by either the CWA Local or the Company. The Company cannot predict the final outcome of these matters at this time. The agreement ratified on April 29, 1997 is scheduled to expire in January, 1999.

Year 2000 Issues

     The Company has developed a plan to ensure that all of its key computer systems will be Year 2000 compliant in advance of December 31, 1999. It also includes review and revision, where necessary, of computer applications that directly connect elements of the company's business with customers, suppliers and service providers.

     Implementation of the plan began in 1997 and will continue through 1999. It involves capital expenditures for new software and hardware, as well as spending to modify existing software. In most cases, these systems purchases and modifications will not only provide for Year 2000 compliance, but will also enhance the Company's operations.
Many of the changes would have been made in any event, although perhaps on a different timetable.

     The Company does not believe it will face Year 2000 systems problems that could significantly impact operations or financial results. Costs of achieving Year 2000 compliance have not been and are not expected to be material to the Company's financial condition or results of operations.

Environmental and Other Matters

     With the exception of site specific issues, environmental issues tend to impact members of the telecommunications industry in consistent ways. The Environmental Protection Agency ("EPA") and other agencies regulate a number of chemicals and substances that may be present in facilities used in the provision of telecommunications services. These include preservatives in some wood poles, asbestos in certain underground duct systems, and lead in some cable sheathing. Some components of the Company's network may include one or more of these substances. The Company believes that, in their present uses, any such facilities of the Company pose no significant environmental or health risk that derives from EPA regulated substances. If EPA regulation of any such substance is increased, or if any facilities are disturbed or modified in such a way as to require removal, special handling, storage and disposal may be required for any such facilities removed from use. The Company is not subject to any environmental litigation that requires disclosure at this time.

Risk Factors

     This Report on Form 10-K and the documents incorporated by reference include forward-looking statements as described under the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those identified in forward-looking statements. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions.

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

     There are significant uncertainties surrounding the introduction of new products and services and the capital expenditures that will be required by the Company to remain in a competitive position. In addition, there are uncertainties surrounding the impact on competition as a result of the enactment of the Telecommunications Act.

     Contingent Liabilities

     The Company is often involved in various judicial and administrative proceedings involving matters incidental to the business. Unless otherwise stated specifically, the Company believes that the probable outcome of any of these matters, or to the combination of all of the matters, will not have a material adverse effect on the Company's results of operations or financial position. However, there can be no assurance that the resolution of these matters will not be contrary to management's expectations.

ITEM 2.   PROPERTIES

     The Company owns its telephone property, which includes: connecting lines between customers' premises and the central office switching equipment, buildings, land and miscellaneous property and customer premises equipment under lease agreement with the Company.

     Connecting lines include aerial and underground cable, conduit, poles, wires and microwave equipment. These facilities are located on public streets and highways or on privately owned land. The Company has permission to use these lands pursuant to local governmental consent or lease, permit, franchise, easement or other agreement.

     Central office switching equipment includes digital electronic switches and peripheral equipment.

     The Company owns or leases the land and buildings in which its central office, warehouse, office and traffic headquarters are located. The Company's headquarters are located in a leased seven-story building at 180 South Clinton Avenue, Rochester, New York which it shares with other Frontier affiliates. The lease expires in 2003 and is renewable for two successive ten-year periods.

ITEM 3.   LEGAL PROCEEDINGS

     AT&T Communications of New York filed a complaint with the NYSPSC for reconsideration of the Open Market Plan on October 3, 1995. The complaint sought a change in the wholesale discount, a change in the minutes of use surcharge and also changes in a number of operational and support activities. Some of these issues are also being considered in other states in other unrelated local competition proceedings. On July 18, 1996, the NYSPSC increased the wholesale discount from 5.0% to 13.5% on a temporary basis, effective July 24, 1996. On November 27, 1996, the NYSPSC established permanent wholesale discounts, retroactive to July 24, 1996, of 17.0% for resellers using the Company's operator services and 19.6% for resellers providing their own operator services. In a statewide proceeding also examining New York Telephone Company's and the Company's wholesale prices, the NYSPSC is determining the prices applicable to the purchase of unbundled network elements such as subscriber loops ("links"), switch ports and transport and switching services. In a related statewide proceeding, the NYSPSC is also examining possible changes in the prices and rate structure of intrastate access charges paid by long distance companies for the origination and termination of long distance calls.

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

     The Open Market Plan, discussed under Item I, imposes conditions on the declaration of dividends from the Company to Frontier such that the Company may only pay dividends on its common stock when the payment of such dividends will not impair the Company's service quality or its ability to finance its short and long term capital needs at reasonable terms, while maintaining specified debt ratings (a target debt rating of "A" from S&P). Payment of dividends is also restricted when certain service quality levels fall below minimum levels as stipulated in the Open Market Plan as discussed in Item 1.

ITEM 6.   SELECTED FINANCIAL DATA

     Omitted pursuant to General Instruction J.

ITEM 7.    MANAGEMENT'S DISCUSSION OF THE  RESULTS OF
           OPERATIONS AND ANALYSIS OF FINANCIAL
           CONDITION

     The information presented in this Management's
Discussion of Results of Operations and Analysis of Financial Condition should be read in conjunction with the financial statements and accompanying notes of Frontier
Telephone of Rochester, Inc. ("FTR" or the "Company")
(formerly Rochester Telephone Corp.) for the three years ended December 31, 1997.

     The matters discussed throughout this Form 10-K, except for historical financial results contained herein, may be forward-looking in nature or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to: changes in the overall economy in Rochester, New York, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy and the mix of products and services offered in the Company's markets. Any forward-looking statements in the 1997 Form 10-K should be evaluated in light of these important risk factors.

RESULTS OF OPERATIONS

     Revenues were $326.8 million in 1997, a $5.0 million, or 1.5% increase from 1996. Revenues in 1996 increased $6.5 million or 2.1% over 1995. The Company experienced revenue growth from increased demand for dedicated circuits, enhanced features and the expansion of its Internet service customer base. The growth in revenue continues to be negatively impacted by the elimination of the surcharge on wholesale, flat rate, local measured service, an increase in the discount to wholesale providers from 5.0% to 17.0%, as ordered by the NYSPSC and the $1.5 million annual rate reduction, effective January 1, 1997, associated with the Open Market Plan. In addition, new interstate access rates which became effective July 1, 1997 have reduced revenues.

     Costs and expenses for 1997 of $233.5 million are consistent with 1996 expenses of $233.0 million (excluding pension curtailment) and $228.4 million in 1995. Costs and expenses for 1996 include a charge of $17.3 million resulting from the curtailment of certain company pension plans. The pension curtailment is a result of Frontier's efforts to standardize pension benefits across the Corporation. Reduced selling, administrative and depreciation costs in 1996 were offset by increased costs associated with the union contract negotiations. These costs, which were incurred in connection with the contract negotiations with CWA Local, were necessary to ensure reliable and uninterrupted customer service in the event of a work stoppage or shutdown. Expense reductions are being driven by operating efficiencies implemented late in 1996 and the absence of work stoppage preparation costs associated with the Rochester CWA Local contract negotiations.

     Depreciation and amortization expense for 1997 increased $0.7 million or 1.3% from 1996. The increase is primarily due to capital additions to telephone plant and equipment in service during 1997. Depreciation and amortization expense decreased $2.3 million or 4.0% from 1995 to 1996. The decrease was primarily attributed to the reduction in depreciation expense associated with the impairment loss and plant write- down under Statement of Financial Accounting Standards ("FAS ") 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of."

Other Income Statement Items

     Interest Expense

     Interest expense was $2.3 million in 1997, a decrease of $0.8 million or 24.6% over 1996. Interest expense of $3.1 million in 1996 decreased $3.1 million or 50.2% over 1995. Reductions in interest expense in 1997 and 1996 as compared to 1995 is the result of lower average debt levels. The decrease in interest expense in 1996 as compared to 1995 is primarily due to the refinancing of outstanding debt previously issued under the revolving credit agreement during the first quarter of 1996.

     Income Taxes

     The effective tax rate was 35.0% in 1997 versus 35.1% and 37.1% in 1995. The decrease in the effective tax rate from 1995 is a result of the Company's discontinuance of regulatory accounting for deferred taxes associated with its telephone plant.

     Nonrecurring Adjustments

     The Company's operating results for 1996 include a $17.3 million pre-tax charge resulting from the curtailment of certain Company pension plans. The pension curtailment is a result of Frontier's efforts to standardize pension benefits across the Corporation.

     Extraordinary Item

     As a result of changes in regulation and increasing competition in the telecommunications industry, the Company discontinued the use of FAS No. 71, "Accounting for the Effects of Certain Types of Regulation" as of September 30,
1995. This non-cash extraordinary write-off totaled $60.4 million, net of applicable income taxes of $34.9 million.
The write-off was primarily related to the reduction in the recorded value of long-lived telephone plant assets.


FINANCIAL CONDITION

Review of Cash Flow Activity

     Cash provided from operating activities amounted to $94.7 million in 1997 as compared to $106.4 million in 1996 and $98.6 million in 1995. The decrease in operating cash flow in 1997 is primarily attributable to a decrease in accounts payable to affiliates in 1997 of $12.2 million.

     Cash used for investing activities was $57.8 million, $53.1 million and $38.6 million in 1997, 1996 and 1995, respectively. The increase in capital expenditures in 1997 and 1996 compared to 1995 is primarily attributable to the central office host consolidation project. The increase in capital expenditures in 1997 compared to 1996 is primarily due to outside plant facility upgrades.

     Financing activities resulted in net cash outflows of $38.1 million, $55.4 million and $54.4 million for 1997, 1996 and 1995, respectively. During 1997, the Company repaid commercial paper borrowings of $22.9 million and advances to affiliates of $15.2 million. In 1996, the Company paid cash dividends of $23.5 million, returned capital to Frontier of $32.5 million, repaid advances to Frontier Corporation in the amount of $1.9 million and increased borrowings under its commercial paper program by $2.6 million. Financing activities in 1995 included $99.7 million for debt repayments, offset by proceeds from the issuance of long-term debt of $39.6 million and advances from Frontier Corporation of $5.8 million. No cash dividends were paid to Frontier Corporation during 1997 or 1995.

Liquidity and Capital Resources

     At December 31, 1997, the Company's total outstanding long-term debt amounted to $40.0 million of medium-term notes. The notes were issued March 27, 1995 and mature in 2002. The Company has a credit facility totaling $50.0 million which is available through commercial paper borrowings or through draws under the Revolving Credit
Agreement. At December 31, 1997, the Company had no outstanding commercial paper issuances.

     On March 31, 1997, S&P announced their new domestic telephone company rating methodology, which addresses the impact of deregulation on operating and holding company ratings. As a result, the ratings of 16 companies were affected by S&P's announcement, and S&P lowered their rating of the Company's long-term debt from "AA" to "AA-". Under S&P's revised rating methodology, a local telephone company is typically allowed a rating one "notch" higher than that of the consolidated entity (i.e., holding company and operating subsidiaries). However, the Company was allowed a two "notch" differential, largely as a result of the regulatory controls in existence under the Company's Open Market Plan.

Debt Ratio and Interest Coverage

     The Company's debt to total capital ratio at December
31, 1997 decreased to 12.1%, as compared to 21.4% in the prior year and 19.4% in 1995. The change in the debt ratio in 1997 as compared to 1996 is primarily driven by the reduction in total debt outstanding during the year as the Company paid off commercial paper borrowings with excess cash. Pre-tax interest coverage, which measures the Company's ability to cover its financing costs, was 24.7 times in 1997 versus 20.1 times in 1996 and 11.5 times in 1995 (excluding nonrecurring charges for all years).

Capital Spending

     Total gross expenditures for property, plant and equipment in 1998 are anticipated to be approximately $65.0 million. These expenditures are primarily attributable to technological advancements and expansion of the network to meet customer demand.

OTHER ITEMS

New Accounting Pronouncement

     The Financial Accounting Standards Board ("FASB") issued FAS 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full-set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a company during a period from transactions and other events and circumstances from nonowner sources." It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company will adopt FAS 130 in the first quarter of 1998. Adoption of this standard is not expected to have a material impact on FTR.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of Price Waterhouse LLP, dated January 26, 1998, are presented on pages 15 through 32 of this Form 10-K report and is incorporated by reference into this Item 8.

Report of Independent Accountants


To the Shareowner of
Frontier Telephone of Rochester, Inc.


     In our opinion, the accompanying balance sheets and the related statements of income, shareowner's equity and cash flows present fairly, in all material respects, the financial position of Frontier Telephone of Rochester, Inc. at December 31, 1997, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

     As discussed in Note 8 to the financial statements, during the third quarter of 1995 the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."




PRICE WATERHOUSE LLP

Rochester, New York
January 26, 1998

            Frontier Telephone of Rochester, Inc.
                    Statements of Income


In thousands of dollars                            Years Ended
December 31,                                 1997      1996     1995
--------------------------------------------------------------------
Revenues                                 $326,794  $321,838 $315,335
Costs and Expenses
Operating expenses                        155,718   157,197  146,236
Depreciation and amortization              54,984    54,291   56,549
Taxes other than income taxes              22,828    21,492   25,589
Pension curtailment                             -    17,340      -
--------------------------------------------------------------------
    Total Costs and Expenses              233,530   250,320  228,374
--------------------------------------------------------------------
Operating Income                           93,264    71,518   86,961
Interest expense                            2,341     3,105    6,237
Other expense, net                            640     2,304    2,839
--------------------------------------------------------------------
Income Before Taxes, Extraordinary Item and
   Cumulative Effect of Changes in
   Accounting Principles                   90,283    66,109   77,885
Income taxes                               31,610    23,169   28,878
--------------------------------------------------------------------
Income Before Extraordinary Item and
   Cumulative Effect of Changes in
   Accounting Principles                   58,673    42,940   49,007
Extraordinary item                              -         -  (60,441)
Cumulative effect of changes in
   accounting principles                        -    (6,949)  (1,020)
--------------------------------------------------------------------
Net Income (Loss)                        $ 58,673  $ 35,991 $(12,454)
====================================================================
See accompanying Notes to Financial Statements.

             Frontier Telephone of Rochester, Inc.
                        Balance Sheets


In thousands of dollars  December 31,   1997        1996      1995
--------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents           $  2,406    $  3,591  $  5,643
Accounts receivable (less allowance
 for uncollectibles of $2,646,
 $1,501, and $1,421 respectively)     45,673      47,777    54,450
Accounts receivable - affiliates       4,382       2,670     2,273
Advances to affiliates                11,421           -         -
Materials and supplies                   710       2,006     3,084
Prepaid directory                     13,934      12,463    13,038
Other prepayments                      1,425       1,406     1,752
--------------------------------------------------------------------
 Total Current Assets                 79,951      69,913    80,240
Property, plant and equipment, net   333,406     330,552   340,545
Prepaid pension                       16,419      14,204    28,305
Deferred and other assets                709       1,247     1,799
--------------------------------------------------------------------
 Total Assets                       $430,485    $415,916  $450,889
--------------------------------------------------------------------
--------------------------------------------------------------------
LIABILITIES AND SHAREOWNER'S EQUITY
Current Liabilities
Accounts payable                   $  29,904   $  31,759  $ 42,054
Accounts payable - affiliates          6,820      19,022     9,770
Advances from affiliate                    -       3,827     5,753
Advance billings                       4,707       4,994     5,120
Accrued taxes                          2,439       3,047     5,602
Other liabilities                      6,585       5,908     5,520
--------------------------------------------------------------------
 Total Current Liabilities            50,455      68,557    73,819
Long-term debt                        40,000      62,872    60,300
Deferred income taxes                 21,448      25,266    36,196
Accrued postretirement benefit
 obligation                           25,327      23,176    20,253
Other long-term liabilities            2,417       4,971     9,238
--------------------------------------------------------------------
 Total Liabilities                   139,647     184,842   199,806
--------------------------------------------------------------------
Shareowner's Equity
Common stock, no par, authorized 1,000 shares;
 772 shares in 1997 and 1996 and
 one share in 1995 issued and
 additional paid in capital          232,165     231,074   263,537
Retained earnings                     58,673           -   (12,454)
--------------------------------------------------------------------
 Total Shareowner's Equity           290,838     231,074   251,083
--------------------------------------------------------------------
  Total Liabilities and
   Shareowner's Equity              $430,485    $415,916  $450,889
====================================================================
See accompanying Notes to Financial Statements.

                  Frontier Telephone of Rochester, Inc.
                    Statements of Shareowner's Equity



                                  Common Stock  Retained
         In thousands of        and Additional  Earnings
         dollars               Paid in Capital (Deficit)  Total
         ---------------------------------------------------------
         Balance, December 31, 1994   $292,098 $     -   $292,098
         Net loss                            - (12,454)   (12,454)
         Equity adjustment on
          assets transferred 1/1/95    (28,561)      -    (28,561)
         ---------------------------------------------------------
         Balance, December 31, 1995    263,537 (12,454)   251,083
         Net income                          -  35,991     35,991
         Common stock dividends              - (23,537)   (23,537)
         Return of capital to
          Frontier Corporation         (32,463)      -    (32,463)
         --------------------------------------------------------
         Balance, December 31, 1996    231,074       -    231,074
         Net income                          -  58,673     58,673
         Equity adjustment on assets
          transferred 1/95               1,091       -      1,09
        ----------------------------------------------------------
         Balance, December 31, 1997   $232,165 $58,673   $290,838
         =========================================================

         See accompanying Notes to Financial Statements.

                  Frontier Telephone of Rochester, Inc.
                       Statements of Cash Flows


In thousands of dollars               Years Ended December 31,
---------------------------------------------------------------
                                        1997     1996     1995
---------------------------------------------------------------
Operating Activities
Net Income (Loss)                   $ 58,673 $ 35,991 $(12,454)
---------------------------------------------------------------
Adjustments to reconcile net income
 (loss) to net cash
 provided by operating activities:
  Cumulative effect of changes in
   accounting principles                   -   10,691    1,569
  Pension curtailment                      -   17,340        -
  Extraordinary item                       -        -   95,317
  Depreciation and amortization       54,984   54,291   56,549
  Changes in operating assets and liabilities:
   Decrease (increase) in
    accounts receivable                2,104    6,673  (54,450)
   Increase in accounts
    receivable - affiliates           (1,712)    (397)  (2,273)
   Decrease in materials and
    supplies                           1,296    1,078      170
   (Increase) decrease in
    prepaid directory                 (1,471)     575   (2,271)
   (Increase) decrease in
    other prepayments                    (19)     346     (208)
   Increase in prepaid pension        (2,215)  (1,240) (16,566)
   Decrease in deferred and
    other assets                         470      325    5,210
   (Decrease) increase in
    accounts payable                  (1,855) (12,294)  40,401
   (Decrease) increase in
    accounts payable - affiliates    (12,202)   7,557    9,770
   Decrease in advance billings         (287)    (126)  (2,207)
   (Decrease) increase in
    accrued taxes                       (608)  (2,555)   1,344
   Increase in other liabilities         677      388    1,848
   Decrease in deferred income taxes  (2,727) (10,930) (30,418)
   Increase in accrued
    postretirement benefit obligation  2,151    2,923    5,264
   (Decrease) increase in other
    long-term liabilities             (2,554)  (4,267)   2,046
---------------------------------------------------------------
      Total adjustments               36,032   70,378  111,095
---------------------------------------------------------------
  Net cash provided by
   operating activities               94,705  106,369   98,641
===============================================================
Investing Activities
Expenditures for property, plant
 and equipment, net                  (57,770) (53,067) (38,619)
---------------------------------------------------------------
  Net cash used in
   investing activities              (57,770) (53,067) (38,619)
---------------------------------------------------------------
Financing Activities
Repayments of debt                   (22,872)       -  (99,700)
Proceeds from issuance of
 long-term debt                            -    2,572   39,568
Advances (to) from affiliates        (15,248)  (1,926)   5,753
Dividends paid                             -  (23,537)       -
Return of capital to Frontier Corporation  -  (32,463)       -
---------------------------------------------------------------
  Net cash used in
   financing activities              (38,120) (55,354) (54,379)
---------------------------------------------------------------
Net (Decrease) Increase in Cash
 & Cash Equivalents                   (1,185)  (2,052)   5,643
Cash and Cash Equivalents at
 Beginning of Year                     3,591    5,643        -
---------------------------------------------------------------
Cash and Cash Equivalents at
 End of Year                        $  2,406 $  3,591  $ 5,643
===============================================================
See accompanying Notes to Financial Statements.

Note 1:   Accounting Policies

Basis of Accounting

     The accounting policies of Frontier Telephone of Rochester, Inc. ("FTR" or the "Company") (formerly Rochester Telephone Corp.), a wholly-owned subsidiary of Frontier Corporation ("Frontier"), are in conformity with generally accepted accounting principles. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Allocation of Corporate Overhead

     The results of operations of the Company include allocations of corporate expenses from Frontier. These costs primarily include executive and board of directors' expenses, corporate finance and treasury, investor relations, corporate planning, legal services and business development. They are allocated to the Company based on a weighted average of four factors: employees, revenues, capitalization and common equity. The methodology used to allocate these common corporate costs is considered reasonable and has been approved for use by the NYSPSC prior to the separation of the companies under the Open Market Plan agreement (see Note 11).

Materials and Supplies

     Materials and supplies are stated at the lower of cost or market, based on weighted average unit cost.

Property, Plant and Equipment

     The investment in property, plant and equipment is recorded at cost. Improvements that significantly add to productive capacity or extend useful life are capitalized, while maintenance and repairs are expensed as incurred. The Company's provision for depreciation of property, plant and equipment is based on the straight-line, average remaining life method using estimated service lives for the various classes of plant.

     The cost of depreciable property units retired, plus removal costs, less salvage is charged to accumulated depreciation. When non-telephone property, plant and equipment is retired or sold, the resulting gain or loss is recognized currently as an element of other income.

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

Common Stock and Additional Paid in Capital

     The value assigned to common stock and additional paid in capital of the Company was determined based on the historical net book value of the assets transferred from Frontier to the Company on January 1, 1995. The adjusted net book value of the assets transferred from Frontier to the Company on January 1, 1995 was $263.5 million.

     In the first quarter of 1997, a $1.1 million adjustment to this valuation was required relating to deferred taxes associated with the assets transferred. This adjustment is reflected as an increase to common stock and additional paid in capital and a decrease to deferred taxes.

Revenue Recognition

     Customers are billed as of monthly cycle dates. Revenue is recognized as service is provided net of an estimate for uncollectible accounts. Unbilled usage is accrued.

Cash Flows

     For purposes of the Statements of Cash Flows, the Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

     Actual interest paid was $3.8 million in 1997, $4.3 million in 1996 and $9.3 million in 1995. Actual income taxes paid were $34.7 million in 1997, $31.3 million in 1996 and $33.2 million in 1995. Interest costs associated with the construction of capital assets are capitalized. Total amounts capitalized during 1997, 1996 and 1995 were $1.4 million, $1.2 million and $1.0 million, respectively.

Note 2:   Property, Plant and Equipment

     Major classes of property, plant and equipment are summarized below:

                                                      Estimated
                                                        Service
In thousands of dollars                                    Life
At December 31,                 1997      1996     1995  (Years)
---------------------------------------------------------------
Land, buildings and building
 improvements                $47,316   $47,128  $46,182    5-35
Local and toll service lines 448,505   438,989  418,918   12-25
Central office equipment     340,435   322,943  339,390  8-13.5
Station equipment             11,673    13,357   11,357   10-21
Office equipment and other    35,302    49,192   44,019   12-20
Plant under construction      47,248    25,068   17,716
Less: Accumulated
 Depreciation                597,073   566,125  537,037
---------------------------------------------------------------
                            $333,406  $330,552 $340,545
===============================================================

  Depreciation expense was $54.9 million, $54.1 million, and $56.0 million for the years ending December 31, 1997, 1996 and 1995, respectively.

Note 3:   Long-Term Debt

In thousands of dollars
At December 31,                        1997        1996      1995
------------------------------------------------------------------
Medium-term notes, 7.51%, due 2002  $40,000 (a  $40,000   $40,000
Revolving credit agreements               - (b)  22,876    20,300
-----------------------------------------------------------------
Sub-total                            40,000 (c)  62,876    60,300
Less - Discount on long-term debt,
net of premium                            -           4         -
-----------------------------------------------------------------
Total Long-Term Debt                $40,000     $62,872   $60,300
=================================================================

(a) In accordance with the Open Market Plan agreement, the Company issued $40.0 million medium-term notes in March 1995 which mature in 2002.

(b) The Company has a credit facility totaling $50.0 million which is available through commercial paper borrowings or through draws under the Revolving Credit Agreement. At
    December 31, 1997, the Company had no outstanding commercial paper issuances.

  The Company entered into a Revolving Credit Agreement with six commercial banks in December 1994. The Agreement was amended in 1997 to reduce the available line of credit from $100.0 million to $50.0 million. The agreement is unsecured, expires December 1999 and carries commitment fees of .07 percent per year on the entire commitment, with interest on amounts drawn down based on either the prime rate, London Interbank Offered Rate ("LIBOR") plus .13 percent, or a competitive bid rate.

(c) In accordance with FAS 107, "Disclosures about Fair Value of Financial Instruments," the Company estimates that the fair value of the debt, based on rates currently available to the Company for debt with similar terms and remaining maturities, is $41.6 million, as compared to the carrying value of $40.0 million.

Note 4:   Income Taxes

     The provision for income taxes consists of the following for the years ended December 31:


In thousands of dollars        1997        1996         1995
-------------------------------------------------------------
Federal
   Current                  $34,331     $30,357      $30,358
   Deferred                  (2,721)     (7,188)      (1,480)
-------------------------------------------------------------
                            $31,610     $23,169      $28,878
=============================================================

     The Company is taxed under Article 9 of the New York
State Tax Law on the basis of gross receipts, not net taxable income. Therefore, there is no current state tax provision for income taxes.

     The reconciliation of the federal statutory income tax rate with the effective income tax rate reflected in the financial statements is as follows for the years ended
December 31:

In thousands of dollars            1997      1996       1995
------------------------------------------------------------
Federal income tax expense at
 statutory rate                   35.0%     35.0%      35.0%
Accelerated depreciation              -         -       3.2%
Investment tax credit                 -         -     (0.8%)
Miscellaneous                         -      0.1%     (0.3%)
------------------------------------------------------------
  Total federal income tax        35.0%     35.1%      37.1%
============================================================

  Deferred tax (assets) liabilities are comprised of the following at December 31:

In thousands of dollars          1997      1996       1995
----------------------------------------------------------
Accelerated depreciation      $26,306   $29,346    $35,507
Prepaid pension                 5,734     5,094      7,277
Miscellaneous                     253       443        873
----------------------------------------------------------
Gross deferred tax liabilities 32,293    34,883     43,657
----------------------------------------------------------
Accrued postretirement
 benefit obligation            (9,574)   (8,598)    (5,767)
Deferred compensation            (297)        -        (85)
Miscellaneous                    (974)   (1,019)    (1,609)
----------------------------------------------------------
Gross deferred tax assets     (10,845)   (9,617)    (7,461)
----------------------------------------------------------
Net deferred tax liabilities $ 21,448   $25,266    $36,196
==========================================================

Note 5:   Service Pensions and Benefits

     The Company has contributory and noncontributory plans providing for service pensions and certain death benefits for substantially all employees. In 1997, 1996 and 1995, defined benefit plans sponsored by the Company covering all groups of employees were frozen. On an annual basis, contributions are remitted to the trustees to ensure proper funding of the plans.

     The following table summarizes the funded status of the Company's pension plan at December 31:

In thousands of dollars             1997     1996      1995
-----------------------------------------------------------
Actuarial present value of
benefit obligations:
Vested benefit obligation        $58,266  $84,386   $78,348
Accumulated benefit obligation   $66,804  $96,551   $87,053
-----------------------------------------------------------
Plan assets at fair value,
 primarily fixed income
 securities and common stock     $91,463 $125,184  $102,477
Projected benefit obligation     (66,804) (96,551)  (88,098)
-----------------------------------------------------------
Funded status                    $24,659 $ 28,633  $ 14,379
Unrecognized net (gain) loss      (8,237) (13,822)   14,911
Unrecognized net transition asset     (3)    (607)   (1,211)
Unrecognized prior service cost        -        -       226
-----------------------------------------------------------
Prepaid pension reflected in the
 Balance Sheet                   $16,419  $14,204  $ 28,305
===========================================================

     The net periodic pension cost consists of the following for the years ended December 31:

In thousands of dollars             1997      1996     1995
-----------------------------------------------------------
Service cost                     $   842   $ 3,226  $ 2,853
Interest cost on projected
 benefit obligation                4,299     5,976    5,950
Actual return on plan assets     (13,589)  (15,837) (22,485)
Net amortization and deferral      5,496     5,395   10,039
-----------------------------------------------------------
Net periodic pension benefit      (2,952)   (1,240)  (3,643)
Benefit resulting from regulatory
 agency actions                        -         -   (1,090)
Amount due to curtailment              -    17,340   (1,712)
-----------------------------------------------------------
Net periodic pension (benefit)
 cost recognized                 $(2,952)  $16,100  $(6,445)
===========================================================

     The following rates and assumptions were used to calculate the projected benefit obligation:

Years Ended December 31,        1997        1996        1995
------------------------------------------------------------
Weighted average discount rate  7.0%        7.5%        7.5%
Rate of salary increase         5.0%        5.0%        5.0%
Expected return on plan assets  9.5%        9.0%        9.0%
============================================================

      The Company's funding policy is to make contributions for pension benefits based on actuarial computations which reflect the long-term nature of the pension plan. However, under FAS 87, "Employers' Accounting for Pensions," the development of the projected benefit obligation essentially is computed for financial reporting purposes and may differ from the actuarial determination for funding due to varying assumptions and methods of computation. The Company changed its assumptions used in 1997 for the weighted average discount rate and the expected return on plan assets. These assumptions did not have a material effect on the 1997 pension expense.

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

     The Company also sponsors a number of defined contribution plans. The most significant plan covers non-bargaining employees, who can elect to make contributions through payroll deduction. Effective January 1, 1996, the Company provides a contribution of .5 percent of gross compensation in Frontier common stock for every employee eligible to participate in the plan. The Company also provides 100% matching contributions in Frontier common stock up to three percent of gross compensation, and may, at the discretion of the Management Benefit Committee, provide additional matching contributions based upon Frontier's financial results. The common stock used for matching contributions is purchased on the open market by the plan's trustee. In 1995 the Company provided matching contributions in Frontier common stock up to 75 percent of participants' contributions up to six percent of gross compensation. The total cost recognized for defined contribution plans was $1.7 million for 1997, $1.2 million for 1996 and $1.3 million for 1995.

Note 6:   Postretirement Benefits Other Than Pensions

     The Company provides health care and life insurance benefits to most employees. Plan assets consist principally
of life insurance policies and money market instruments.   In
adopting FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the Company elected to defer the recognition of the transition benefit obligation of $90 million over a period of twenty years. During 1997 and 1996, the Company amended its health care benefits plan to cap the cost absorbed by the Company for health care and life insurance for its bargaining unit employees who retire after December 31, 1996. The effect of this amendment was to reduce the December 31, 1996 accumulated postretirement obligation by $7.8 million.

     During the fourth quarter of 1995, the Company amended its health care benefits plan to cap the cost absorbed by the Company for health care and life insurance for non-bargaining unit employees who retire after December 31, 1996. The effect of this amendment was to reduce the December 31, 1995 accumulated postretirement obligation by $2.3 million.

     The status of the plan is as follows at December 31:

In thousands of dollars                    1997    1996     1995
----------------------------------------------------------------
Accumulated postretirement benefit
obligation (APBO)
attributable to:
  Retirees                              $68,536 $53,180  $51,936
  Fully eligible plan participants        7,263  10,651   13,892
  Other active plan participants          3,255   5,426   11,105
----------------------------------------------------------------
  Total APBO                             79,054  69,257   76,933
Plan assets at fair value, primarily life
 insurance policies and
 money market instruments                 2,049   2,486    3,619
----------------------------------------------------------------
APBO in excess of plan assets            77,005  66,771   73,314
Unrecognized transition obligation      (59,245)(63,644) (74,481)
Unrecognized net prior service cost        (692)      -   (1,076)
Unrecognized net gain                     8,259  20,049   22,496
----------------------------------------------------------------
Accrued postretirement benefit obligation
reflected in the Balance Sheet          $25,327 $23,176  $20,253
================================================================

     The components of the estimated postretirement benefit cost are as follows for the years ended December 31:

In thousands of dollars       1997       1996       1995
----------------------------------------------------------
  Service cost              $  333     $  214     $  467
  Interest on APBO           5,075      5,120      5,817
  Return on plan assets       (206)      (244)      (320)
  Amortization of:
    Transition obligation    3,966      4,079      4,381
    Prior service cost         145         19        196
    Gains                   (1,763)    (1,829)    (2,228)
----------------------------------------------------------
Net postretirement benefit
 cost                       $7,550     $7,359     $8,313
==========================================================

     The following assumptions were used to value the postretirement benefit obligation:

Years Ended December 31,           1997        1996        1995
---------------------------------------------------------------
Weighted average discount rate     7.0%        7.5%        7.5%
Expected return on plan assets     9.5%        9.0%        9.0%
Rate of salary increase            5.0%        5.0%        5.0%
Assumed rate of increase in cost
  of covered health care benefits  5.6%        6.1%       10.5%
===============================================================

     Increases in health care costs were assumed to decline consistently to 5.0% by 2006 and remain at that level thereafter. If the health care cost trend rates were increased by one percentage point, the accumulated postretirement benefit health care obligation as of December 31, 1997 would increase by $6.0 million while the sum of the service and interest cost components of the net postretirement benefit health care cost for 1997 would increase by $.4 million.

     The Company changed its assumptions used in 1997 for the weighted average discount rate and the expected return on plan assets. These changes in assumptions did not have a material effect on the 1997 postretirement expense.

Note 7:   Stock Option Plans and Other Common Stock
Transactions

     The Company participates in Frontier's stock option plans for its directors, executives, and certain employees. The exercise price for all plans is the fair market value of the stock on the date of the grant. The options expire ten years from the date of the grant. The options vest over a period from one to three years. The maximum number of shares which may be granted under the executive plan is limited to one percent of the number of issued shares, including treasury shares, of Frontier's common stock during any calendar year. The maximum number of shares which may be granted under the employee plan is a total of 8,000,000 shares over a ten year period. The maximum number of shares which may be granted under the directors plan is 1,000,000 shares.

Note 8:   Discontinuation of Regulatory Accounting Principles

     The Company determined in 1995 that FAS 71, "Accounting for the Effects of Certain Types of Regulation," was no longer applicable based upon changes in regulation, increasingly rapid advancements in telecommunications technology and other factors creating competitive markets.

     As a result of the discontinuance of FAS 71, the Company recorded a non-cash extraordinary charge of $60.4 million, net of an income tax benefit of $34.9 million, as of September 30, 1995. The components of the extraordinary charge follow:

In millions of dollars             Pre-Tax        After-Tax
------------------------------------------------------------
Increase to the accumulated
 depreciation balance              $ 105.4          $ 68.5
Elimination of other net
 regulatory liabilities              (10.1)           (0.9)
Accelerated amortization of
 tax credits                             -            (7.2)
-------------------------------------------------------------
                                   $  95.3          $ 60.4
-------------------------------------------------------------

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

Note 9:   Other Accounting Pronouncements Adopted

     Effective January 1, 1996, the Company adopted FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". FAS 121 requires that certain long-lived assets and identifiable intangibles be written down to fair value whenever an impairment review indicates that the carrying value cannot be recovered on an undiscounted cash flow basis. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of, be reported at fair value less selling costs. The Company's adoption of this standard resulted in a non-cash charge of $6.9 million (net of a tax benefit of $3.7 million) and is reported as a cumulative effect of a change in accounting principle. The charge represents the cumulative adjustment required by FAS 121 to remeasure the carrying amount of certain assets held for disposal as of January 1, 1996. These assets held for disposal consist principally of telephone switching equipment as a result of management's commitment, in late 1995, to a central office switch consolidation project.

     The Company adopted FAS 116, "Accounting For
Contributions Received and Contributions Made" effective
September 30, 1995.   FAS 116 requires that the Company
reflect in current expenses an accrual for the cost of multi-year charitable contributions. The net impact of adopting FAS 116 resulted in a post-tax charge of $1.0 million, net of taxes of $0.6 million.

Note 10:   Commitments and Contingencies

     Legal Matters - The Company is party to a number of judicial, regulatory and administrative proceedings involving matters incidental to its business. The Company's management does not believe that any material liability will be imposed as a result of any of these matters.

     Leases - The Company leases buildings, land, office space, switching and other equipment under various operating lease contracts. Total rental expense amounted to $2.7 million in 1997, $2.8 million in 1996, and $3.2 million in 1995.

     Minimum annual rental commitments under non-cancelable operating leases in effect on December 31, 1997 were as follows:

In thousands of dollars
----------------------------------
              Non-Cancelable Leases
Years          Buildings Equipment
-----------------------------------
1998            $   653  $   920
1999                469      920
2000                214      766
2001                162        -
2002                113        -
2003 and thereafter 173        -
-----------------------------------
   Total         $1,784   $2,606
===================================

Note 11:   Regulatory Matters

Open Market Plan

     The Company began its fourth year of operations under the Open Market Plan in January 1997. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers, (4) service provider telephone number portability, and (5) certain wholesale discounts to resellers of local services. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which may reduce the number of retail customers and potentially cause a decrease in the revenues and profitability for the Company. Increased competition may also lead to additional price decreases for services, adversely impacting the Company's margins.
However, results since implementation of the Open Market Plan indicate that a stimulation of demand in the use of the network and new product revenue may offset the losses of some retail customers. An additional positive feature of the Open Market Plan provides that the Company can retain additional earnings achieved through operating efficiencies. Previously these earnings would have been shared with customers. After three years of operating in a competitive marketplace, the Company retains a market share of approximately 98% of wholesale and 95% of retail local service access lines.

     During the seven year period of the Open Market Plan, rate reductions of $21.0 million (the "Rate Stabilization Plan") will be implemented for Rochester area consumers, including $15.0 million of which occurred through 1997, and an additional $1.5 million which commenced in January 1998. Rates charged for basic residential and business telephone service may not be increased during the seven year period of the Plan. The Company is allowed to raise prices on certain enhanced products such as caller ID and call forwarding.

     During the second quarter of 1997 the FCC issued decisions that are intended to implement provisions of the Telecommunications Act. Of significance were decisions that outlined changes in the structure of universal service support and in the framework that applies to certain interstate rates that are generally characterized as access-related charges. During the second and third quarters of 1997, a Federal appeals court issued a series of decisions reversing parts of an earlier FCC order that set out conditions governing the provision of interconnection services. These orders are not expected to have a material impact on the Company.

     Under the Telecommunications Act and a statewide proceeding, the NYSPSC is considering the prices that local exchange companies in New York may charge for "unbundled" service elements such as links (the wire from the switch to the customer premise), ports (the portion of the switch that terminates the link) and switch usage features. The Company is actively participating in this proceeding and expects the NYSPSC to issue a decision on service elements in 1998.

     Management believes there are significant market and business opportunities associated with the Company's Open Market Plan. However, there are also uncertainties associated with the Plan. In the Company's opinion, the most significant risks relate to increased competition in the Rochester, New York market, the risk inherent in the Rate Stabilization Plan.

     There can be no assurance that the changing regulatory environment will not have a negative impact on the Company.

Dividend Policy

     The Open Market Plan prohibits the payment of dividends by the Company to Frontier Corporation if (i) the Company's senior debt has been downgraded to "BBB" by S&P, or the equivalent rating by other rating agencies or is placed on credit watch for such a downgrade, or (ii) certain service quality measures fall below minimum levels stipulated in the Open Market Plan. Dividend payments to Frontier also require the Company's directors certify that such dividends will not impair the Company's service quality or its ability to finance its short and long-term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

     In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, FTR requested the NYSPSC staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond the Company's control. In April 1997, the Company received notice from the NYSPSC that its request for a waiver of certain conditions in the Open Market Plan related to service quality results was denied. The NYSPSC's ruling resulted in a temporary restriction on the payment of dividends from the Company to Frontier and a refund to the Company's customers of approximately $.9 million. Reserves sufficient to cover this refund were established in 1996. On October 22, 1997, the NYSPSC adopted an order requiring the Company to issue returns of approximately $2.60 per customer. These refunds have been completed.

     The temporary restriction of dividend payments to Frontier will remain in place until the NYSPSC is satisfied that the Company's 1997 service levels demonstrate that the Company has rectified the service deficiency. The NYSPSC is currently examining 1993-1997 service level data and may reopen the calculation of service levels for these years. Based on the level of customer complaints to the NYSPSC in 1996 and 1997, the Company will be required to refund approximately $150,000 in early 1998. Reserves sufficient to cover this refund were established in 1997.

Note 12:   Related Party Transactions

     The advances to (from) affiliate balances of $11.4 million, ($3.8) million and ($5.8) million at December 31, 1997, 1996 and 1995, respectively represent funds advanced to
(from) Frontier by the Company. Accounts payable to affiliates at December 31, 1997, 1996 and 1995 includes $1.5 million, $15.4 million and $4.1 million, respectively due to Frontier. Accounts receivable from affiliates includes $1.6 million at December 31, 1997, $0.6 million at December 31, 1996 and $0.1 million at December 31, 1995, due from Frontier.

     The Company paid $11.1 million in 1997, $12.2 million in 1996 and $11.9 million in 1995 to Frontier for allocated corporate charges primarily for executive, legal and financial assistance. The Company also paid $18.5 million, $16.5 million and $17.2 million to an affiliate, Frontier Information Technologies for data processing services and support during 1997, 1996 and 1995, respectively. Other services purchased from affiliates include supplies, materials management, telemarketing, long distance, cellular and paging services. These services amounted to $15.6 million, $16.6 million and $12.8 million during 1997, 1996 and 1995, respectively.

     In addition, the Company provides to its affiliates, Frontier Communications International and Frontier Communications of Rochester, billing and collection services, operator services, and business office support services. The Company also provides administrative support services for other regulated telephone company affiliates. The total of all these services amounted to $9.6 million, $9.1 million and $7.8 million during 1997, 1996 and 1995, respectively.

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
           Item 8)

      Report of Independent Accountants
       Balance Sheets as of December 31, 1997, 1996 and 1995
      Statements of Shareowner's Equity for the years ended
           December 31, 1997, 1996 and 1995
      Statements of Income for the years ended
           December 31, 1997, 1996 and 1995
      Statements of Cash Flows for the years ended
           December 31, 1997, 1996 and 1995
      Notes to Financial Statements


        (2) Financial Statement Schedule for the years 1997, 1996 and 1995:

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

(b) Reports on Form 8-K - The Company filed the following report during the quarter ended December 31, 1997.

       SEC  Filing Date          Item No.      Financial Statements
       ------------------------------------------------------------
       October 9, 1997              5                 None

     The Company filed no reports subsequent to the quarter ended
     December 31, 1997 through March 26, 1998.

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

            FRONTIER TELEPHONE OF ROCHESTER, INC.
                        (Registrant)

                By:/s/Denise K. Gutstein
                      -----------------------------
                      Denise K. Gutstein, President
                      Date:    March 26, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons in their respective capacities on its behalf of the registrant and on the dates indicated.

     Signature                          Title
     ---------                          -----

/s/Denise K. Gutstein              President and Director
---------------------
Denise K. Gutstein
March 26, 1998

/s/ Michael L. Evans               Vice President and Treasurer
--------------------               (principal financial and accounting
Michael L. Evans                    officer)
March 26, 1998

     *                             Director
--------------------
Harlan D. Calkins
March 26, 1998

/s/Jeremiah Carr                   Director
--------------------
Jeremiah T. Carr
March 26, 1998


--------------------               Director
Katherine T. Clark
March 26, 1998

--------*-----------               Director
Maurice F. Holmes
March 26, 1998


-------*------------               Director
Thomas H. Jackson
March 26, 1998

-------*------------               Director
Robert Johnson
March 26, 1998

-------*------------               Director
Richard P. Miller, Jr.
March 26, 1998

-------*------------               Director
Christine B. Whitman
March 26, 1998


      *By:  /s/ Denise K. Gutstein
                ------------------       Manually signed powers of
                Denise K. Gutstein       attorney for each Director
                Attorney-in-Fact         are attached hereto and filed
                                         herewith pursuant to
                                         Regulation S-K Item 601-
                                         (b)24 as Exhibit 24.

            FRONTIER TELEPHONE OF ROCHESTER, INC.
                        EXHIBIT INDEX

Exhibit
Number   Exhibit Description               Reference
------  ---------------------           --------------
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

            FRONTIER TELEPHONE OF ROCHESTER, INC.
                        EXHIBIT INDEX

Exhibit
Number  Exhibit Description             Reference
------  ---------------------           --------------

10.4    Copy of the Directors'          Incorporated by reference
        Common Stock Deferred           to Exhibit 10-36 to
        Growth Plan                     Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1994

10.5    Copy of the restated            Incorporated by reference
        Directors Stock Incentive       to Exhibit 10-26  to
        Plan dated April 26, 1996       Frontier Corporation's
                                        Form 10-Q for the quarter
                                        ended March 31, 1996

10.6    Copy of the Management Stock    Incorporated by reference
        Incentive Plan dated            to Exhibit 10-23 to
        April 26, 1995                  Frontier Corporation's
                                        Form 10-K for the year
                                        ended December 31, 1995

10.7    Form of management contract     Incorporated by reference to Exhibit
        as amended with Mr. Carr        10.9 to Form 10-K for the year
                                        ended December 31, 1996

10.8    Amendment No. 1 to the          Incorporated by reference to Exhibit
        Management Stock Incentive Plan 10.22 to Frontier Corporation's
                                        10-Q for the quarter ended
                                        September 30, 1997

10.9    Copy of Executive Bonus Plan    Incorporated by reference to Exhibit
                                        10.20 to Frontier Corporation's
                                        Form 10-K for the year ended
                                        December 31, 1997

10.10   Amendment No. 1 to the          Incorporated by reference to Exhibit
        Supplemental Management         10.21 to Frontier Corporation's
        Pension Plan                    Form 10-K for the year ended
                                        December 31, 1997

 23     Consent of Independent          Filed herewith
        Accountants - Price Waterhouse

 24     Powers of Attorney for a        Filed herewith
        majority of Directors naming
        Denise K. Gutstein attorney-in-fact

27      Financial Data Schedule         Filed herewith

              REPORT OF INDEPENDENT ACCOUNTANTS

               ON FINANCIAL STATEMENT SCHEDULE



To the Shareowner of
Frontier Telephone of Rochester, Inc.


Our audits of the financial statements referred to in our
report dated January 26, 1998 also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this
Form 10-K.   In our opinion, based on our audits, this Financial
Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.



PRICE WATERHOUSE LLP

Rochester, New York
January 26, 1998

FRONTIER TELEPHONE OF ROCHESTER, INC.
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
     RESERVES FOR THE YEAR ENDED DECEMBER 31, 1997
     (Table 1 of 3)

In thousands of
dollars
                                  Additions
                             ---------------------
                 Balance at  Charged to Charged to               Balance at
                  beginning  costs and     other                   end of
    Description   of year     expenses   accounts(1)  Deductions(2) year
---------------------------------------------------------------------------

Reserve for
uncollectible
accounts            $1,501     $5,770        -         $4,625      $2,646
============================================================================

(1) Primarily recoveries of uncollectible accounts.

(2) Amounts written off against reserve.

FRONTIER TELEPHONE OF ROCHESTER, INC.
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
     RESERVES FOR THE YEAR ENDED DECEMBER 31, 1996
     (Table 2 of 3)

In thousands of
dollars
                                  Additions
                             ---------------------
                 Balance at  Charged to Charged to               Balance at
                  beginning  costs and     other                   end of
    Description   of year     expenses   accounts(1)  Deductions(2) year
---------------------------------------------------------------------------

Reserve for
uncollectible
accounts            $1,421    $2,532         --         $2,452     $1,501
===========================================================================

(1) Primarily recoveries of uncollectible accounts.

(2) Amounts written off against reserve.

FRONTIER TELEPHONE OF ROCHESTER, INC.
       SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
       RESERVES  FOR THE YEAR ENDED DECEMBER 31, 1995
     (Table 3 of 3)

In thousands of
dollars
                                   Additions
                             ---------------------
                 Balance at  Charged to Charged to               Balance at
                  beginning  costs and     other                   end of
    Description   of year     expenses   accounts(1)  Deductions(2) year
---------------------------------------------------------------------------

Reserve for
uncollectible
accounts            $1,017     $2,563     $6,344        $8,503    $1,421
===========================================================================


(1) Primarily recoveries of uncollectible accounts.

(2) Amounts written off against reserve.