Form 10-Q
period 1998-03-31
FRONTIER TELEPHONE OF ROCHESTER INC
filed 1998-05-14
CIK 936105

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998

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

No Par, No Stated Value Common Stock:   772 shares outstanding
                                        as of  April 30, 1998

The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

            FRONTIER TELEPHONE OF ROCHESTER, INC.



                          Form 10-Q
                            Index



                                                         Page
                                                         Number
Part I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

          Statements of Income for the three months ended
          March 31, 1998 and March 31, 1997               3

          Balance Sheets as of March 31, 1998 and
          December 31, 1997                               4

          Statements of Cash Flows for the three months
          ended March 31, 1998 and March 31, 1997         5

          Notes to Financial Statements                 6-7

   Item 2.    Management's Discussion of the Results of
              Operations and Analysis of
              Financial Condition                      8-12

Part II.      OTHER INFORMATION

   Item 1.    Legal Proceedings                       12-13

   Item 5.    Employees and Labor Relations              13

   Item 6.    Exhibits and Reports on Form 8-K           13

   Signatures                                            14

   Index to Exhibits                                     15

              FRONTIER TELEPHONE OF ROCHESTER, INC.
                      Statements of Income
                           (Unaudited)


                                           3 Months Ended March 31,
In thousands of dollars                     1998                 1997
---------------------------------------------------------------------
Revenues                                   $83,291            $80,798
Costs and Expenses
Operating expenses                          39,724             36,744
Depreciation and amortization               14,342             13,672
Taxes other than income taxes                5,910              5,961
---------------------------------------------------------------------
       Total Costs and Expenses             59,976             56,377
---------------------------------------------------------------------
Operating Income                            23,315             24,421
Interest expense                               490                652
Other (income) expense                         (12)               279
---------------------------------------------------------------------
Income Before Taxes                         22,837             23,490
Income taxes                                 8,041              8,195
---------------------------------------------------------------------
Net Income                                 $14,796            $15,295
=====================================================================
See accompanying Notes to Financial Statements.

              FRONTIER TELEPHONE OF ROCHESTER, INC.
                         Balance Sheets
                                         March 31, December 31,
                                              1998       1997
     In thousands of dollars           (Unaudited)
---------------------------------------------------------------------
     ASSETS
     Current Assets
     Cash and cash equivalents            $ 28,491  $  2,406
     Accounts receivable, (less allowance
      for uncollectibles of $3,516 and
      $2,646, respectively)                 40,345    45,673
     Accounts receivable - affiliates        3,856     4,382
     Advances to affiliates                 15,706    11,421
     Materials and supplies                    791       710
     Prepaid directory                       9,802    13,934
     Other prepayments                       1,367     1,425
---------------------------------------------------------------------
          Total Current Assets             100,358    79,951
---------------------------------------------------------------------
     Property, plant and equipment, net    336,163   333,406
     Prepaid pension                        17,150    16,419
     Deferred and other assets                 520       709
---------------------------------------------------------------------
          Total Assets                    $454,191  $430,485
=====================================================================
     LIABILITIES AND SHAREHOLDER'S EQUITY
     Current Liabilities
     Accounts payable                      $29,378   $29,904
     Accounts payable - affiliates           9,319     6,820
     Advance billings                        4,654     4,707
     Taxes accrued                          11,860     2,439
     Other liabilities                       4,150     6,585
---------------------------------------------------------------------
          Total Current Liabilities         59,361    50,455
---------------------------------------------------------------------
     Long-term debt                         40,000    40,000
     Deferred income taxes                  20,659    21,448
     Postretirement benefits obligation     26,273    25,327
     Other long-term liabilities             2,264     2,417
---------------------------------------------------------------------
          Total Liabilities                148,557   139,647
---------------------------------------------------------------------
     Shareholder's Equity
     Common stock, no par value and additional
      paid in capital:
      authorized, 1,000 shares:
      issued, 772 shares
      in 1998 and 1997                     232,165   232,165
     Retained earnings                      73,469    58,673
---------------------------------------------------------------------
       Total Shareholder's Equity          305,634   290,838
---------------------------------------------------------------------
        Total Liabilities and
         Shareholder's Equity             $454,191  $430,485
=====================================================================
 See accompanying Notes to Financial Statements.

               FRONTIER TELEPHONE OF ROCHESTER, INC.
                     Statements of Cash Flows
                            (Unaudited)

                                                3 Months Ended March 31,
In thousands of dollars                            1998             1997
------------------------------------------------------------------------
Operating Activities
Net income                                      $14,796          $15,295
------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                 14,342           13,672
   Changes in operating assets and liabilities:
     Decrease in accounts receivable              5,854            3,199
     (Increase) decrease in materials
      and supplies                                  (81)             461
     Decrease in prepaid directory                4,132            3,599
     Decrease (increase) in other prepayments        58             (358)
     Increase in prepaid pension                   (731)            (917)
     Decrease (increase) in deferred and
      other assets                                  178             (152)
     Increase (decrease) in accounts payable      1,973          (20,457)
     Decrease in advance billings                   (53)             (86)
     Increase in taxes accrued                    9,421            9,006
     Decrease in other liabilities               (2,435)          (2,247)
     Decrease in deferred income taxes             (789)            (852)
     Increase in postretirement benefits
      obligation                                    946              598
     (Decrease) increase in other long-term
      liabilities                                  (153)             222
------------------------------------------------------------------------
      Total adjustments                          32,662            5,688
------------------------------------------------------------------------
 Net cash provided by operating activities       47,458           20,983
------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment  (17,088)          (9,376)
------------------------------------------------------------------------
 Net cash used in investing activities          (17,088)          (9,376)
------------------------------------------------------------------------
Financing Activities
Repayments of long-term debt                          -           (9,085)
Advances to/from affiliate                       (4,285)          (5,103)
------------------------------------------------------------------------
 Net cash used in financing activities           (4,285)         (14,188)
------------------------------------------------------------------------
Net Increase (decrease) in Cash and
 Cash Equivalents                                26,085           (2,581)
Cash and Cash Equivalents at Beginning of Period  2,406            3,591
------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period      $28,491          $ 1,010
========================================================================
See accompanying Notes to Financial Statements.

            Frontier Telephone of Rochester, Inc.
                Notes to Financial Statements
                         (Unaudited)

Note 1:  Accounting Policies

      The financial statements of Frontier Telephone of Rochester, Inc. ("FTR" or the "Company") (formerly Rochester Telephone Corp.), a wholly owned subsidiary of Frontier Corporation ("Frontier"), are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1997.

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

Note 3:  Regulatory Matters

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

      In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, the Company requested the New York State Public Service Commission ("NYSPSC") staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond the Company's control. In April 1997, the Company received notice from the NYSPSC that its request for a waiver of certain conditions in the Open Market Plan related to service quality results was denied. The NYSPSC's ruling resulted in a temporary restriction on the payment of dividends from the Company to Frontier and a refund to the Company's customers of approximately $.9 million. Reserves sufficient to cover the refund were established in 1996. On October, 1997, the NYSPSC adopted an order requiring the
Company to issue refunds of approximately $2.60 per customer. These refunds have been completed.

      The temporary restriction of dividend payments to Frontier will remain in place until the NYSPSC is satisfied that the Company's 1997 service levels demonstrate that the Company has rectified the service deficiency. The NYSPSC is currently examining one or more of service level data for the period 1993-1997 and may reopen the calculation of
service  levels  for  one or more of  these  years.   It  is
unclear whether there will be any action taken related to any of these years. Based on the level of customer complaints to the NYSPSC in 1996 and 1997, the Company will be required to refund approximately $150,000 in 1998. Reserves sufficient to cover this refund were established in 1997.

Note 4:  Cash Flows

      For purposes of the Statement of Cash Flows, the Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

      As a result of the temporary restriction on dividends discussed in Note 3, no dividends were paid during the first quarters of 1998 or 1997.

      Actual interest paid was $1.2 million and $1.4 million for the three months ended March 31, 1998 and 1997, respectively. Interest costs associated with the construction of capital assets are capitalized. Total amounts capitalized for the first three months of 1998 were $.3 million and $.4 million in 1997. During the first quarter of 1998, the Company paid income taxes of $8.9 million. An income tax refund of $.8 million was received in the first quarter of 1997.


ITEM 2 - MANAGEMENT'S DISCUSSION OF THE RESULTS OF
        OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

Three Months Ended March 31, 1998 and 1997

     The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward-looking in nature or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans," and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to: changes in the overall economy and the economy in Rochester, New York, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy, and the mix of products and services offered in the Company's markets. Any forward-looking statements in the March 31, 1998 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

DESCRIPTION OF BUSINESS

      Frontier Telephone of Rochester, Inc. ("FTR" or the "Company") (formerly Rochester Telephone Corp.) is a regulated independent telephone company that serves approximately 544,000 access lines in the greater Rochester, New York area. The Company was incorporated in December 1994 as a wholly owned subsidiary of Frontier Corporation. Frontier has served the Rochester market since 1920 and has evolved into a diversified national telecommunications firm. The Company is the primary provider of basic telephone services in the Rochester market and offers its customers a full complement of local telephone network services, access to long distance network services, directory, and other operator services. The Company also offers all of its network services for sale on a wholesale basis to other telecommunication service providers in the Rochester market.

RESULTS OF OPERATIONS

      Revenues for the three months ended March 31, 1998 and 1997 were $83.3 million and $80.8 million, respectively. This $2.5 million or 3.1% revenue growth is attributable to an increase in demand for dedicated circuits, enhanced features, and the expansion of the Internet customer base.

     Costs and expenses for the three months ended March 31, 1998 and 1997 were $60.0 million and $56.4 million, an increase of $3.6 million or 6.4%. The increase is attributed to increased depreciation expense, higher operating costs for repair and maintenance in 1998 and an increase in customer service costs due to access line growth. A portion of the repair and maintenance increase was caused by severe flooding.

      Depreciation and amortization expense for the first three months of 1998 increased $.7 million or 4.9% over the comparable period in 1997. The increase is primarily due to capital additions to telephone plant and equipment in service.

     Net income for the first three months of 1998 was $14.8 million, a decrease of $.5 million or 3.3% over the comparable period in 1997. The decrease in net income is largely due to the increase in operating expenses during the first three months of 1998 as compared to the same period in the prior year.

     During 1995, management committed to a plan which makes Frontier Telephone of Rochester, Inc. the first company in the United States to undertake a major central office switch consolidation project in a major market. The three-year plan to consolidate host switches by over 60% is projected to improve network efficiency and reduce the cost of maintenance and software upgrades. As of March 31, 1998 the project is substantially complete.

Other Income Statement Items

      Interest expense was $.5 million and $.7 million for the three months ended March 31, 1998 and 1997, respectively, representing a decrease of $.2 million. The decrease is primarily attributable to lower average debt levels as well as lower interest rates for the same periods.

      The effective income tax rate for the first quarter of 1998 is 35.2%, which is relatively consistent with the comparable period in 1997 of 34.9%.

FINANCIAL CONDITION

Review of Cash Flow Activity

      Cash provided from operations for the three months of 1998 increased $26.5 million or 126.2%. The primary drivers of the change in cash provided from operations include a decrease in accounts receivable and an increase in both
accounts  payable  and  taxes  accrued.   The  decrease   in
accounts receivable is due to the timing of receipt of payments. The increase in accounts payable and taxes accrued is a function of timing of payments.

      Cash used for investing activities was $17.1 million for the three months ended March 31, 1998, an increase of $7.7 million or 82% over the same period in 1997. This increase is driven by an increase in capital expenditures and is primarily due to technological advancements and expansion of the network to meet customer demand.

     Financing activities resulted in a cash outflow of $4.3 million for the three months ended March 31, 1998 compared with an outflow of $14.2 million for the same period last year. During the first quarter of 1998, advances to affiliates increased $4.3 million. In the first quarter of 1997, the Company repaid $9.1 million of outstanding debt under  its  commercial paper program and  made  advances  to affiliates in the amount of $5.1 million to Frontier. No cash dividends were paid to Frontier Corporation during 1998 or 1997.

Debt

     At March 31, 1998, the Company's total outstanding long-term debt amounted to $40.0 million of medium-term notes.

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

Debt Ratio and Interest Coverage

      The Company's debt ratio (total debt as a percent of total capitalization) decreased from 12.1% at December 31, 1997 to 11.6% at March 31, 1998. Pre-tax interest coverage was 29.9 times through the first three months of 1998, as compared with 23.8 times for the first three months of 1997.

Capital Spending

      Total gross expenditures for property, plant, and equipment in 1998 are anticipated to be approximately $65.0 million. These expenditures are primarily attributable to technological advancements and expansion of the network to meet customer demand.

OTHER ITEMS

Open Market Plan

   The Company began its fourth year of operations under the Open Market Plan in January 1998. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers, (4) service provider telephone number portability, and (5) certain wholesale discounts to resellers of local services. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which may reduce the number of retail customers and potentially cause a decrease in the revenues and profitability for the Company. Increased competition may also lead to additional price decreases for services, adversely impacting the Company's margins. However, results since implementation of the Open Market Plan indicate that a stimulation of demand in the use of the network and new product revenue may offset the losses of some retail customers. An additional positive feature of the Open Market Plan provides that the Company can retain additional earnings achieved through operating efficiencies. Previously these earnings would have been shared with customers. After three years of operating in a competitive marketplace, the Company retains a market share of approximately 98% of wholesale and 95% of retail local service access lines.

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

   Management believes there are significant market and business opportunities associated with the Company's Open Market Plan. However, there are also uncertainties associated with the Plan. In the Company's opinion, the most significant risks relate to increased competition in the Rochester, New York market and the risk inherent in the Rate Stabilization Plan.

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

  The temporary restriction of dividend payments to Frontier will remain in place until the NYSPSC is satisfied that the Company's 1997 service levels demonstrate that the Company has rectified the service deficiency. The NYSPSC is currently examining service level data for the period 1993-1997 and may reopen the calculation of service levels for these years. Frontier has had continuing discussions with the NYSPSC and a decision resolving outstanding issues is now expected in midyear. Based on the level of customer complaints to the NYSPSC in 1996 and 1997, the Company will be required to refund approximately $150,000 in 1998. Reserves sufficient to cover this refund were established in 1997.

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

Item 5.     Employees and Labor Relations

      As of March 31, 1998, the Company had 1,534 employees, of which 312 were management employees and 1,222 were clerical, service and craft workers. The Frontier Telephone of Rochester, Inc. Workers Association ("RTWA") represents 563 employees and the Communications Workers of America, Local 1170 ("CWA Local") represents 659 craft and service workers. The union labor contracts are normally negotiated in three year cycles.

      Under the current three year contract between the Company and the RTWA, effective August 10, 1997, bargaining unit employees will receive a 2.0% general increase on August 16, 1998 and August 15, 1999. On February 12, 1995, February 18, 1996 and February 16, 1997, they received a 1.0% general increase.

   The labor contract between the CWA Local and the Company expired on January 31, 1996. The contract negotiations reached an impasse, and the Company implemented the terms of its final offer as of April 9, 1996. Members of CWA Local ratified a tentative agreement with the Company on April 29, 1997 which contained provisions that differed from the Company's final offer implemented at the time of impasse. The differences between the Company's final offer and the agreement that was subsequently reached are not material. This new agreement provides several operational improvements and will result in a more consistent alignment of benefits with the rest of Frontier. The CWA Local continues to appeal one issue with the National Labor Relations Board related to the declaration of impasse. Hearings on this issue were completed in June 1997, and a decision is anticipated by the second quarter of 1998. This decision may be appealed by either the CWA Local or the Company. The Company cannot predict the final outcome of these matters at this time. The agreement ratified on April 29, 1997 is scheduled to expire in January, 1999.

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



            FRONTIER TELEPHONE OF ROCHESTER, INC.
           --------------------------------------
                        (Registrant)




Dated: May 14, 1998   By: /s/Michael L. Evans
                          ---------------------------
                          Michael L. Evans
                          Vice President and Treasurer
                          (principal financial officer)

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