Form 10-Q
period 1998-06-30
FRONTIER TELEPHONE OF ROCHESTER INC
filed 1998-08-13
CIK 936105

                              FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

No Par, No Stated Value Common Stock:   772 shares outstanding as of
                                        July 31, 1998

The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

                FRONTIER TELEPHONE OF ROCHESTER, INC.

                              Form 10-Q
                                Index

                                                           Page
                                                         Number
Part I.        FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Statements of Income for the three months ended
          and for the six months ended June 30, 1998 and
          June 30, 1997                                     3

          Balance Sheets as of June 30, 1998 and
          December 31, 1997                                 4

          Statements of Cash Flows for the six months ended
          June 30, 1998 and June 30, 1997                   5

          Notes to Financial Statements                   6-8

 Item 2.  Management's Discussion of the Results
          of Operations and Analysis of
          Financial Condition                            9-15

Part II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                15

 Item 5.  Employees and Labor Relations                 15-16

 Item 6.  Exhibits and Reports on Form 8-K                 16

 Signature                                                 17

 Index to Exhibits                                         18

              FRONTIER TELEPHONE OF ROCHESTER, INC.
                      Statements of Income
                           (Unaudited)

                            3 Months Ended June 30, 6 Months Ended June 30,
In thousands of dollars               1998     1997      1998      1997
-----------------------------------------------------------------------
Revenues                           $83,713  $82,512  $167,003  $163,310
-----------------------------------------------------------------------
Costs and Expenses
Operating expenses                  38,810   38,983    78,534    75,727
Depreciation and amortization       14,233   13,692    28,575    27,364
Taxes other than income taxes        5,934    5,840    11,844    11,801
-----------------------------------------------------------------------
       Total Costs and Expenses     58,977   58,515   118,953   114,892
-----------------------------------------------------------------------
Operating Income                    24,736   23,997    48,050    48,418
Interest expense                       336      750       825     1,402
Other (income) expense                (644)     365      (656)      644
-----------------------------------------------------------------------
Income Before Taxes                 25,044   22,882    47,881    46,372
Income taxes                         8,624    7,973    16,665    16,168
-----------------------------------------------------------------------
Net Income                         $16,420  $14,909   $31,216   $30,204
=======================================================================
See accompanying Notes to Financial Statements.

              FRONTIER TELEPHONE OF ROCHESTER, INC.
                         Balance Sheets

                                          June 30, December 31,
                                              1998      1997
In thousands of dollars                (Unaudited)
---------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents            $ 40,285       $  2,406
Accounts receivable, (less
allowance for uncollectibles
of $4,579 and $2,646, respectively)    40,760         45,673
Accounts receivable - affiliates        6,202          4,382
Advances to affiliates                 11,670         11,421
Materials and supplies                    446            710
Prepaid directory                       7,473         13,934
Other prepayments                       1,220          1,425
------------------------------------------------------------
     Total Current Assets             108,056         79,951
------------------------------------------------------------
Property, plant and equipment, net    344,265        333,406
Prepaid pension                        17,880         16,419
Deferred and other assets                 500            709
------------------------------------------------------------
     Total Assets                    $470,701       $430,485
============================================================
LIABILITIES AND SHAREHOLDER'S EQUITY
Current
Liabilities
Accounts payable                      $30,370       $ 29,904
Accounts payable - affiliates          13,723          6,820
Advance billings                        4,618          4,707
Taxes accrued                           6,576          2,439
Other current liabilities               4,006          6,585
------------------------------------------------------------
     Total Current Liabilities         59,293         50,455
------------------------------------------------------------
Long-term debt                         40,000         40,000
Deferred income taxes                  19,807         21,448
Postretirement benefits obligation     26,999         25,327
Other long-term liabilities             2,548          2,417
------------------------------------------------------------
     Total Liabilities                148,647        139,647
------------------------------------------------------------
Shareholder's Equity
Common stock, no par value and
additional paid in capital:
authorized, 1,000 shares:  issued,
772 shares in 1998 and   1997         232,165        232,165
Retained earnings                      89,889         58,673
------------------------------------------------------------
     Total Shareholder's Equity       322,054        290,838
------------------------------------------------------------
          Total Liabilities and
           Shareholder's Equity      $470,701       $430,485
============================================================
 See accompanying Notes to Financial Statements.

               FRONTIER TELEPHONE OF ROCHESTER, INC.
                     Statements of Cash Flows
                            (Unaudited)

                                                 6 Months Ended June 30,
In thousands of dollars                            1998             1997
Operating Activities
Net income                                      $31,216          $30,204
------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                 28,575           27,364
   Changes in operating assets and liabilities:
     Decrease in accounts receivable              3,093            1,588
      Decrease in materials and supplies            264              898
     Decrease in prepaid directory                6,461            5,409
     Decrease in other prepayments                  205              420
     Increase in prepaid pension                 (1,461)          (1,783)
     Decrease (increase) in deferred
      and other assets                              180             (148)
     Increase (decrease) in accounts payable      7,369          (13,231)
     Decrease in advance billings                   (89)            (204)
     Increase (decrease) in accrued taxes         4,137             (162)
     Decrease in other liabilities               (2,579)          (2,245)
     Decrease in deferred income taxes           (1,641)          (1,579)
     Increase in postretirement benefits
      obligation                                  1,672              987
     Increase (decrease) in other
      long term liabilities                         131             (222)
-------------------------------------------------------------------------
      Total adjustments                          46,317            17,092
-------------------------------------------------------------------------
 Net cash provided by operating activities       77,533            47,296
-------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment  (39,405)          (27,811)
-------------------------------------------------------------------------
 Net cash used in investing activities          (39,405)          (27,811)
-------------------------------------------------------------------------
Financing Activities
Repayments of long-term debt                          -            (9,553)
Advances to/from affiliate                         (249)          (11,812)
-------------------------------------------------------------------------
 Net cash used in financing activities             (249)          (21,365)
-------------------------------------------------------------------------
Net Increase (decrease) in Cash and
 Cash Equivalents                                37,879            (1,880)
Cash and Cash Equivalents at Beginning of Period  2,406             3,591
-------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period      $40,285         $   1,711
=========================================================================
See accompanying Notes to Financial Statements.

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

     In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, FTR requested the New York State Public Service Commission ("NYSPSC") staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond the Company's control. In April 1997, the Company received notice from the NYSPSC that its request for a waiver of certain conditions in the Open Market Plan related to service quality results was denied. The NYSPSC's ruling resulted in a temporary restriction on the payment of dividends from the Company to Frontier and a refund to the Company's customers of approximately $.9 million. Reserves sufficient to cover the refund were established in 1996. On October 22, 1997, the NYSPSC adopted an order requiring the Company to issue refunds of approximately $2.60 per customer. These refunds have been completed.

     The temporary restriction of dividend payments to Frontier will remain in place until the NYSPSC is satisfied that the Company's 1997 and 1998 service levels demonstrate that the Company has rectified the service deficiency. The NYSPSC is currently examining service level data for the period 1993-1998 and may reopen the calculation of service levels for one or more of the prior years to determine whether additional regulatory action is appropriate. Weather and other events have adversely impacted service levels in recent months. Based on the level of customer complaints to the NYSPSC in 1996 and 1997, FTR will be required to refund approximately $150,000 in 1998. The NYSPSC has authority to determine that additional amounts will have to be refunded with respect to 1997, up to $1.0 million, including the $150,000 previously discussed. The Company's service results for the remainder of 1998 will determine whether a refund will be required with respect to 1998. The Company has established reserves with respect to the refund issues at a level it considers reasonable.

     The NYSPSC has issued a Notice Inviting Comments in which it has proposed to make further changes in pricing under the Open Market Plan. These pricing changes would reduce some prices to competitors for network elements and other offerings, but would also reduce the amount paid by the Company for reciprocal compensation. The issues being addressed by the NYSPSC have been under consideration since 1995. The Company cannot predict the ultimate impact of any NYSPSC action in this proceeding, although it is not expected to be material.

Note 4:  Cash Flows

     For purposes of the Statement of Cash Flows, the Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

     As a result of the temporary restriction on dividends discussed in Note 3, no dividends were paid during the six month periods ended June 30, 1998 or 1997. Due to this restriction, surplus cash is being invested in interest-bearing accounts.

     Actual interest paid was $1.5 million and $2.1 million for the six months ended June 30, 1998 and 1997, respectively. Interest costs associated with the construction of capital assets are capitalized. Total amounts capitalized for the first six months of 1998 and 1997 totaled $.7 million and $.4 million, respectively. During the second quarter of 1998 and 1997, the Company paid income taxes of $16 million and $19.1 million, respectively.

  ITEM 2 - MANAGEMENT'S DISCUSSION OF THE RESULTS OF OPERATIONS AND
                   ANALYSIS OF FINANCIAL CONDITION

          Three and Six Months Ended June 30, 1998 and 1997

     The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward-looking in nature or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans," and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to: changes in the overall economy and the economy in Rochester, New York, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy, and the mix of products and services offered in the Company's markets. Any forward-looking statements in the June 30, 1998 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

DESCRIPTION OF BUSINESS

     Frontier Telephone of Rochester, Inc. ("FTR" or the "Company") (formerly Rochester Telephone Corp.) is a regulated independent telephone company that serves approximately 545,000 access lines in the greater Rochester, New York area. The Company was incorporated in December 1994 as a wholly owned subsidiary of Frontier Corporation. Frontier has served the Rochester market since 1920 and has evolved into a diversified national telecommunications firm. The Company is the primary provider of basic telephone services in the Rochester market and offers its customers a full complement of local telephone network services, access to long distance network services, directory, and other operator services. The Company also offers all of its network services for sale on a wholesale basis to other telecommunication service providers in the Rochester market.

RESULTS OF OPERATIONS

     Revenues for the three and six months ended June 30, 1998 were $83.7 million and $167.0 million, respectively, while revenues for the same periods in 1997 were $82.5 million and $163.3 million,
respectively.   This 2.3% year-to-date and 1.5% quarter-to-date
revenue growth is attributable to an increase in demand for dedicated circuits, enhanced features, expansion of the Internet customer base, and increased directory yellow page advertising.

     Costs and expenses for the three months ended June 30, 1998 amounted to $59.0 million, consistent with the three month period ended June 30, 1997. On a year-to-date basis, costs and expenses were $119.0 million at June 30, 1998 as compared to $114.9 million
at June 30, 1997.   This $4.1 million or 3.5% increase is attributed
to increased depreciation expense, higher operating costs for repair and maintenance in 1998, and an increase in customer service costs due to access line growth. A portion of the repair and maintenance increase was caused by severe weather that occurred during 1998.

     Depreciation and amortization expense for the second quarter of 1998 increased $.5 million or 4.0% over the comparable period in 1997. For the six months ended June 30, 1998 and 1997, depreciation and amortization expenses were $28.6 million and $27.4 million, respectively, an increase of $1.2 million or 4.4%. The increase is primarily due to capital additions to telephone plant and equipment in service.

     Net income for the three month period ended June 30, 1998 was $16.4 million, an increase of $1.5 million or 10.1% over the same period in 1997. On a year-to-date basis, net income was $31.2 million, an increase of $1.0 million or 3.4% over the comparable period in 1997. The increase in net income for the three and six months ended June 30, 1998 is largely due to the decrease in interest expense and an increase in interest income during the first six months of 1998 as compared to the same period in the prior year.

Other Income Statement Items

     Interest expense was $.3 million and $.7 million for the three months ended June 30, 1998 and 1997, respectively, representing a decrease of $.4 million or 55.2%. For the six months ended June 30, 1998, interest expense decreased $.6 million to $.8 million, a 41.2% decrease from 1997. The decrease is primarily attributable to lower average debt levels as well as lower interest rates for the same periods.

     The effective income tax rate for the second quarter of 1998 is 34.4%, which is relatively consistent with the comparable period in 1997 of 34.8%; and 34.8% and 34.9% for each of the six months ended June 30, 1998 and June 30, 1997, respectively.

FINANCIAL CONDITION

Review of Cash Flow Activity

     Cash provided from operations for the first six months of 1998 increased $30.2 million or 63.9% from the first six months of 1997. The primary drivers of the increase in cash provided from operations include a decrease in accounts receivable and prepaid directory and an increase in both accounts payable and taxes accrued. The decrease in accounts receivable is due to the timing of receipt of payments. The decrease in prepaid directory is due to the amortization of prepayments. The increase in accounts payable and taxes accrued is a function of timing of payments.

     Cash used for investing activities was $39.4 million for the six months ended June 30, 1998, an increase of $11.6 million or 41.7% over the same period in 1997. This increase is driven by an increase in capital expenditures and is primarily due to technological advancements and expansion of the network to meet customer demand.

     Financing activities resulted in a cash outflow of $.2 million for the six months ended June 30, 1998 compared with an outflow of $21.4 million for the same period last year. During 1998, advances to affiliates totaled $.2 million. In the first half of 1997, the Company repaid $9.6 million of outstanding debt under its commercial paper program and made advances to affiliates in the amount of $11.8 million to Frontier. No cash dividends were paid to Frontier Corporation during 1998 or 1997.

Debt

     At June 30, 1998, the Company's total outstanding long-term debt amounted to $40.0 million of medium-term notes.

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

Debt Ratio and Interest Coverage

     The Company's debt ratio (total debt as a percent of total capitalization) decreased from 12.1% at December 31, 1997 to 11.0% at June 30, 1998. Pre-tax interest coverage was 31.3 times through the first six months of 1998, as compared with 22.6 times for the first six months of 1997.

Capital Spending

     Total gross expenditures for property, plant, and equipment in 1998 are anticipated to be in the $75.0 to $80.0 million range. These expenditures are primarily attributable to technological advancements and expansion of the network to meet customer demand.

Year 2000

     The Company's Year 2000 ("Year 2K") project is intended to address potential processing errors in computer programs that use two digits (rather than four) to define the applicable year.

     The Company has developed plans to assess and remediate key internally-developed computer systems so they will be Year 2K compliant in advance of December 31, 1999. It also includes both IT and non-IT compliance. The plans cover the review, and either revision, or replacement, where necessary, of the Company's computer applications, telecommunications networks and building facility equipment that directly connect the Company's business with customers, suppliers and service providers. Implementation of the plan began in 1996 and the Company believes that a majority of its internally-developed IT systems are now compliant. Assessment and remediation is expected to be substantially complete by year end 1998, leaving 1999 for system testing, carrier interoperability testing and resolution of identified issues should they arise.
These plans involve capital expenditures for new software and hardware, as well as costs to modify existing software.

     Costs of addressing potential Year 2K problems are not considered material to the Company's financial condition, results of operations or cash flows and, to date, have been consistent with planned expenditures. However, if the Company or its vendors are unable to resolve such processing issues in a timely manner, it could pose risks to the Company's business that could be material. Accordingly, the Company has devoted resources to resolve all significant identified Year 2K issues in a timely manner, and plans to make information available to customers and others related to its Year 2K activities. In addition, the Company is engaged in communications with third party equipment and software vendors and suppliers of services to verify their Year 2K readiness, and it plans to engage in internetwork testing with other carriers in early 1999. Contingency plans (if necessary) will be developed for critical systems if conversion or replacement projects fall behind schedule, or if internetwork testing should identify significant risk issues.

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

     During the second quarter of 1997 the FCC issued decisions that are intended to implement provisions of the Telecommunications Act. Of significance were decisions that outlined changes in the structure of universal service support and in the framework that applies to certain interstate rates that are generally characterized as access-related charges. During the second and third quarters of 1997, a Federal appeals court issued a series of decisions reversing parts of an earlier FCC order that set out conditions governing the provision of interconnection services. These orders are not expected to have a material impact on the Company. These orders have been appealed further and decisions are pending.

     Under the Telecommunications Act and a statewide proceeding, the NYSPSC is considering the prices that local exchange companies in New York may charge for "unbundled" service elements such as links (the wire from the switch to the customer premise), ports (the portion of the switch that terminates the link) and switch usage features. The Company is actively participating in this proceeding and expects the NYSPSC to issue a decision on service elements in 1998. The NYSPSC has issued a Notice Inviting Comments in which it has proposed to make further changes in pricing under the Open Market Plan. These pricing changes would reduce some prices to competitors for network elements and other offerings, but would also reduce the amount paid by the Company for reciprocal compensation. The issues being addressed by the NYSPSC have been under consideration since 1995.
The Company cannot predict the ultimate impact of any NYSPSC action in this proceeding, although it is not expected to be material.

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

     In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. On December 19, 1996, pursuant to the Open Market Plan, FTR requested the New York State Public Service Commission ("NYSPSC") staff to exclude certain months from the calculation used to measure service quality, due to operating conditions considered by management to be abnormal and beyond the Company's control. In April 1997, the Company received notice from the NYSPSC that its request for a waiver of certain conditions in the Open Market Plan related to service quality results was denied. The NYSPSC's ruling resulted in a temporary restriction on the payment of dividends from the Company to Frontier and a refund to the Company's customers of approximately $.9 million. Reserves sufficient to cover the refund were established in 1996. On October 22, 1997, the NYSPSC adopted an order requiring the Company to issue refunds of approximately $2.60 per customer. These refunds have been completed.

     The temporary restriction of dividend payments to Frontier will remain in place until the NYSPSC is satisfied that the Company's 1997 and 1998 service levels demonstrate that the Company has rectified the service deficiency. The NYSPSC is currently examining service level data for the period 1993-1998 and may reopen the calculation of service levels for one or more of the prior years to determine whether additional regulatory action is appropriate. Weather and other events have adversely impacted service levels in recent months. Based on the level of customer complaints to the NYSPSC in 1996 and 1997, FTR will be required to refund approximately $150,000 in 1998. The NYSPSC has authority to determine that additional amounts will have to be refunded with respect to 1997, up to $1.0 million, including the $150,000 previously discussed. The Company's service results for the remainder of 1998 will determine whether a refund will be required with respect to 1998. The Company has established reserves with respect to the refund issues at a level it considers reasonable.

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

Item 5.     Employees and Labor Relations

     As of June 30, 1998, the Company had 1,637 employees, of which 326 were management employees and 1,311 were clerical, service and craft workers. The Frontier Telephone of Rochester, Inc. Workers Association ("RTWA") represents 633 employees and the Communications Workers of America, Local 1170 ("CWA Local") represents 678 craft and service workers. The union labor contracts are normally negotiated in three year cycles.

     Under the current three year contract between the Company and the RTWA, effective August 10, 1997, bargaining unit employees will receive a 2.0% general increase on August 16, 1998 and August 15, 1999. On February 12, 1995, February 18, 1996 and February 16, 1997, they received a 1.0% general increase.

     The labor contract between the CWA Local and the Company expired on January 31, 1996. The contract negotiations reached an impasse, and the Company implemented the terms of its final offer as of April 9, 1996. Members of CWA Local ratified a tentative agreement with the Company on April 29, 1997 which contained provisions that differed from the Company's final offer implemented at the time of impasse. The differences between the Company's final offer and the agreement that was subsequently reached are not material. This new agreement provides several operational improvements and will result in a more consistent alignment of benefits with the rest of Frontier. The CWA Local continues to appeal one issue with the National Labor Relations Board related to the declaration of impasse. Hearings on this issue were completed in June 1997, and a decision is anticipated during the third quarter 1998. This decision may be appealed by either the CWA Local or the Company. The Company cannot predict the final outcome of these matters at this time. The agreement ratified on April 29, 1997 is scheduled to expire in January, 1999.

Item 6.      Exhibits and Reports on Form 8-K

  (a)          Exhibits - See Index to Exhibits

  (b)          Reports on Form 8-K filed during the quarter:  None

                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                FRONTIER TELEPHONE OF ROCHESTER, INC.
                -------------------------------------
                            (Registrant)







Dated: August 13, 1998 By: /s/Michael L. Evans
                          ----------------------------
                           Michael L. Evans
                           Vice President and Treasurer
                           (principal financial officer)

                FRONTIER TELEPHONE OF ROCHESTER, INC.
                          INDEX TO EXHIBITS




Exhibit No.              Description                       Reference
--------------------------------------------------------------------
   3.1      Certificate of Incorporation  Incorporated by reference to
                                          Exhibit 3.1 to Form 10-K for
                                          the year ended December 31, 1995.

   3.2      Certificate of Amendment to   Incorporated by reference to
            Certificate of Incorporation  Exhibit 3.2 to Form 10-K for
                                          the year ended December 31, 1995.

   3.3      Bylaws                        Incorporated by reference to
                                          Exhibit 3.3 to Form 10-K for
                                          the year ended December 31,
                                          1995.

   4.1      $160M Revolving Credit        Incorporated by reference to
            Agreement between the         Exhibit 4.1 to Form 10-K for
            Company and Chase             the year ended December 31,
            Manhattan Bank, N.A.          1995.
            dated December 19, 1994 and
            adopted January 1, 1995

   4.2 Indenture between the Company Incorporated by reference to and Chemical Bank, as Trustee Exhibit 4.2 to Form 10-K for
            dated March 14, 1995, $80M    the year ended December 31,
            Medium Term Notes, 1995       1995
            Series A and B

   27        Financial Data Schedule      Filed herewith