Form 10-Q
period 1998-09-30
FRONTIER TELEPHONE OF ROCHESTER INC
filed 1998-11-12
CIK 936105

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

No Par, No Stated Value Common Stock:   772 shares outstanding as
                                        of October 31, 1998

The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

            FRONTIER TELEPHONE OF ROCHESTER, INC.

                          Form 10-Q
                            Index


                                                               Page Number
Part I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

          Statements of Income for the three and nine months
          ended September 30, 1998 and 1997                         3

          Balance Sheets as of September 30, 1998 and
          December 31, 1997                                         4

          Statements of Cash Flows for the nine months ended
          September 30, 1998 and 1997                               5

          Notes to Financial Statements                           6-7

   Item 2.     Management's Discussion of the Results of
               Operations and Analysis of Financial Condition    8-14

Part II.            OTHER INFORMATION

   Item 1.     Legal Proceedings                                   14

   Item 5.     Employees and Labor Relations                       15

   Item 6.     Exhibits and Reports on Form 8-K                    15

   Signature                                                       16

   Index to Exhibits                                               17

              FRONTIER TELEPHONE OF ROCHESTER, INC.
                      Statements of Income
                           (Unaudited)

                                     3 Months Ended    9 Months Ended
                                     September 30,      September 30,
  In thousands of dollars            1998     1997      1998     1997
---------------------------------------------------------------------
Revenues                           $85,317 $80,813  $252,320 $244,123
---------------------------------------------------------------------
Costs and Expenses
Operating expenses                  43,940  39,121   122,474  114,848
Depreciation and amortization       13,219  13,664    41,794   41,028
Taxes other than income taxes        6,013   5,868    17,857   17,669
---------------------------------------------------------------------
       Total Costs and Expenses     63,172  58,653   182,125  173,545
---------------------------------------------------------------------
Operating Income                    22,145  22,160    70,195   70,578
Interest expense                       414     538     1,239    1,940
Other (income) expense                (154)    235      (810)     879
---------------------------------------------------------------------
Income Before Taxes                 21,885  21,387    69,766   67,759
Income taxes                         7,033   7,525    23,698   23,693
---------------------------------------------------------------------
Net Income                         $14,852 $13,862   $46,068  $44,066
---------------------------------------------------------------------
---------------------------------------------------------------------
See accompanying Notes to Financial Statements.

              FRONTIER TELEPHONE OF ROCHESTER, INC.
                         Balance Sheets

                                  September 30, December 31,
                                           1998      1997
      In thousands of dollars       (Unaudited)
----------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents            $ 54,122   $   2,406
Accounts receivable, (less
allowance for uncollectibles
of $4,767 and $2,646, respectively)    40,825      45,673
Accounts receivable - affiliates        4,751       4,382
Advances to affiliates                      -      11,421
Materials and supplies                    489         710
Prepaid directory                       3,898      13,934
Other prepayments                       2,916       1,425
---------------------------------------------------------
     Total Current Assets             107,001      79,951
---------------------------------------------------------
Property, plant and equipment, net    346,575     333,406
Prepaid pension                        18,611      16,419
Deferred and other assets                 481         709
---------------------------------------------------------
     Total Assets                    $472,668    $430,485
---------------------------------------------------------
---------------------------------------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY
Current
Liabilities
Accounts payable                     $ 28,161    $ 29,904
Accounts payable - affiliates           7,284       6,820
Advances from affiliates                4,566           -
Advance billings                        1,740       4,707
Taxes accrued                           2,932       2,439
Other current liabilities               1,559       6,585
---------------------------------------------------------
     Total Current Liabilities         46,242      50,455
---------------------------------------------------------
Long-term debt                         40,000      40,000
Deferred income taxes                  19,103      21,448
Postretirement benefits obligation     27,958      25,327
Other long-term liabilities             2,459       2,417
---------------------------------------------------------
     Total Liabilities                135,762     139,647
---------------------------------------------------------
Shareholder's Equity
Common stock, no par value and
additional paid in capital:
authorized, 1,000 shares:  issued,
772 shares in 1998 and 1997           232,165     232,165
Retained earnings                     104,741      58,673
---------------------------------------------------------
     Total Shareholder's Equity       336,906     290,838
---------------------------------------------------------
       Total Liabilities and
        Shareholder's Equity         $472,668    $430,485
=========================================================
 See accompanying Notes to Financial Statements.

               FRONTIER TELEPHONE OF ROCHESTER, INC.
                     Statements of Cash Flows
                            (Unaudited)

                                           9 Months Ended September 30,
In thousands of dollars                            1998             1997
------------------------------------------------------------------------
Operating Activities
Net income                                      $46,068          $44,066
------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                 41,794           41,028
   Changes in operating assets and liabilities:
     Decrease in accounts receivable              4,479            4,745
      Decrease in materials and supplies            221              666
     Decrease in prepaid directory               10,036            8,311
     Increase in other prepayments              (1,491)          (1,085)
     Increase in prepaid pension                (2,192)          (1,888)
     Decrease in deferred and other assets          515              293
     Decrease in accounts payable               (1,279)         (11,216)
     Decrease in advance billings                 (141)            (209)
     Increase (decrease) in accrued taxes           493          (2,586)
     Decrease in other liabilities              (5,026)          (4,499)
     Decrease in deferred income taxes          (2,345)          (2,496)
     Increase in postretirement benefits
      obligation                                  2,631           1,800
     Increase (decrease) in other long
      term liabilities                               42          (1,957)
------------------------------------------------------------------------
      Total adjustments                          47,737           30,907
------------------------------------------------------------------------
 Net cash provided by operating activities       93,805           74,973
------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment (55,250)         (39,948)
------------------------------------------------------------------------
 Net cash used in investing activities         (55,250)         (39,948)
------------------------------------------------------------------------
Financing Activities
Repayments of long-term debt                          -         (22,872)
Advances (to) from affiliate                     13,161         (14,317)
------------------------------------------------------------------------
  Net cash provided by (used in) in financing
   activities                                    13,161         (37,189)
------------------------------------------------------------------------
Net Increase (decrease) in Cash and
 Cash Equivalents                                51,716          (2,164)
Cash and Cash Equivalents at Beginning of Period  2,406            3,591
------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period      $54,122         $  1,427
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

  On October 15, 1998, the NYSPSC approved a proposal by the Company for revision of its service incentive plan that:

 -requires a rebate of $8.00 per customer to resolve all
  service penalties for 1997 and 1998,
 -establishes a rebate/client program for missed appointments, and -increases the amounts at risk for the period 1999-2001 should the Company fail to meet service levels.

      The Company also has committed to increase its capital expenditures to a minimum of $80.0 million in 1998 and to add employees in service-affecting areas.

     The temporary restriction of dividend payments to Frontier will remain in place until the NYSPSC is satisfied that the Company's service levels demonstrate that the Company has rectified the service deficiency.

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

     As a result of the temporary restriction on dividends discussed in Note 3, no dividends were paid during the nine months ended September 30, 1998 or 1997. Due to this restriction, surplus cash is being invested in interest-bearing accounts.

     Actual interest paid was $3.1 million and $3.7 million for the nine months ended September 30, 1998 and 1997, respectively. Interest costs associated with the construction of capital assets are capitalized. Total amounts capitalized for the first nine months of 1998 and 1997 totaled $1.1 million and $1.0 million, respectively.
During the first nine months of 1998 and 1997, the Company paid income taxes of $24.8 million and $27.3 million, respectively.

     ITEM 2 - MANAGEMENT'S DISCUSSION OF THE RESULTS OF
       OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

   Three and Nine Months Ended September 30, 1998 and 1997

     The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward-looking in nature or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans," and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to:
changes in the overall economy and the economy in Rochester, New York, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy, and the mix of products and services offered in the Company's markets. Any forward-looking statements in the September 30, 1998 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

DESCRIPTION OF BUSINESS

     Frontier Telephone of Rochester, Inc. ("FTR" or the "Company") (formerly Rochester Telephone Corp.) is a regulated independent telephone company that serves approximately 547,000 access lines in the greater Rochester, New York area. The Company was incorporated in December 1994 as a wholly owned subsidiary of Frontier Corporation. Frontier has served the Rochester market since 1920 and has evolved into a diversified national telecommunications firm. The Company is the primary provider of basic telephone services in the Rochester market and offers its customers a full complement of local telephone network services, access to long distance network services, directory, and other operator services. The Company also offers all of its network services for sale on a wholesale basis to other telecommunication service providers in the Rochester market.

RESULTS OF OPERATIONS

     Revenues for the three and nine months ended September 30, 1998 were $85.3 million and $252.3 million, respectively, while revenues for the same periods in 1997
were $80.8 million and $244.1 million, respectively.   This
5.6% quarter-to-date and 3.4% year-to-date revenue growth is attributable to an increase in demand for dedicated circuits, enhanced features, expansion of the Internet customer base, and increased directory yellow page advertising.

     Costs and expenses for the three months ended September 30, 1998 amounted to $63.2 million, an increase of $4.5 million or 7.7% over the same period in the prior year. On a year-to-date basis, costs and expenses were $182.1 million at September 30, 1998 as compared to $173.5 million at September 30, 1997. This $8.6 million or 4.9% year-to-date increase is attributable to service quality improvements, increased depreciation expense, higher operating costs for repair and maintenance in 1998, and an increase in customer service costs due to access line growth. A portion of the increase in repair and maintenance costs was caused by severe weather conditions that occurred during the first half of the year, as well as a severe windstorm during the third quarter.

     Depreciation and amortization expense of $13.2 million for the quarter ended September 30, 1998 is relatively consistent with the comparable period in 1997. For the nine months ended September 30, 1998, depreciation and amortization expense increased $.8 million or 1.9% to $41.8 million over September 30, 1997. The increase is primarily due to capital additions to telephone plant and equipment in service.

     Net income for the three month period ended September 30, 1998 was $14.9 million, an increase of $1.0 million or 7.1% over the same period in 1997. On a year-to-date basis, net income was $46.1 million, an increase of $2.0 million or 4.5% over the comparable period in 1997. The increase in net income for the three and nine months ended September 30, 1998 is largely due to the decrease in interest expense and an increase in interest income during the first nine months of 1998 as compared to the same period in the prior year.

Other Income Statement Items

     Interest expense was $.4 million and $.5 million for the nine months ended September 30, 1998 and 1997, respectively, representing a decrease of $.1 million or 23.0%. For the nine months ended September 30, 1998, interest expense decreased $.7 million to $1.2 million, a 36.1% decrease from the comparable 1997 period. The decrease is primarily attributable to lower average debt levels as well as lower interest rates for the same periods.

     The effective income tax rate for the three and nine months ended September 30, 1998 is 32.1% and 34.0%, respectively, as compared to 35.2% and 35.0% for the same periods in the prior year. These decreases are primarily driven by tax exempt interest income earned on the investment of surplus cash as a result of the temporary dividend restriction as discussed on page 14.

FINANCIAL CONDITION

Review of Cash Flow Activity

     Cash provided from operations for the first nine months of 1998 increased $18.8 million or 25.1% to $93.8 million as a result of improved operating results as compared to the same period in the prior year. Changes in working capital primarily consist of a decrease in accounts receivable and prepaid directory. The decrease in accounts receivable is due to the timing of receipt of payments. The decrease in prepaid directory is due to the amortization of prepayments.

     Cash used for investing activities was $55.2 million for the nine months ended September 30, 1998, an increase of $15.3 million or 38.3% over the same prior year period.
This increase is driven by an increase in capital expenditures and is primarily due to technological advancements and expansion of the network to meet customer demand.

     Cash provided from financing activities increased $50.4 million during the first nine months of 1998 as compared to the same period in 1997. During 1998, advances from affiliates totaled $13.2 million. In the first nine months of 1997, the Company repaid $22.9 million of outstanding debt under its commercial paper program and made advances to affiliates in the amount of $14.3 million to Frontier. No cash dividends were paid to Frontier Corporation during 1998 or 1997.

Debt

     Effective June 30, 1997, the Company reduced its available line of credit under its Revolving Credit
Agreement from $100.0 million to $50.0 million.  At
September 30, 1998, the Company's total outstanding long-term debt amounted to $40.0 million of medium-term notes.

Debt Ratio and Interest Coverage

     The Company's debt ratio (total debt as a percent of total capitalization) decreased from 12.1% at December 31, 1997 to 10.6% at September 30, 1998. Pre-tax interest coverage was 30.4 times through the first nine months of 1998, as compared with 23.6 times for the first nine months of 1997.

Capital Spending

     Total gross expenditures for property, plant, and equipment in 1998 are anticipated to be in the $80.0 to $85.0 million range. These expenditures are primarily attributable to technological advancements, expansion of the network to meet customer demand and service quality improvements.

Year 2000

  The Company's Year 2000 ("Year 2K") project is intended to address potential processing errors in computer programs that use two digits (rather than four) to define the applicable year. The Company is providing Year 2K disclosure because its assessment of Year 2K issues, though extensive, is not yet complete, and because the issues, if unresolved by the Company and by the many unaffiliated carriers and other firms with whom the Company interconnects its networks or does business, could have impacts that are material. The Company addresses Year 2K issues in four areas:

  State of Readiness. The Company has developed plans to assess and remediate key internally-developed computer systems so they will be Year 2K compliant in advance of December 31, 1999. It includes both information technology ("IT") and non-IT compliance. The plans cover the review, and either modification, or replacement, where necessary, of the Company's computer applications, portions of its network, telecommunications equipment and building facility equipment that directly connect the Company's business with customers, suppliers and service providers. Implementation of the plan began in 1996 and the Company believes that a majority of its internally-developed IT systems are now compliant. Assessment and remediation is expected to be substantially complete by midyear 1999, leaving the remainder of 1999 for system testing, carrier interoperability testing and resolution of identified issues should they arise. These plans involve capital expenditures for new software and hardware, as well as costs to modify existing software. Initially, work with IT systems was given priority over work with non-IT systems, but the Company, in part through the staff of its parent, Frontier, is comprehensively reviewing its non-IT Year 2K readiness as well, including communications with third parties who supply or maintain non-IT systems or significant non-IT subsystems.

  Costs. To date, the Company has committed approximately $1.4 million to Year 2K issues, and anticipates that it will spend an additional $1.0 million in the remainder of 1998 and during 1999. A substantial portion of the total amount has been used for third party assistance in assessment and remediation. The source of these funds is cash generated from operations. To date, the costs of addressing potential Year 2K problems are not considered material to the Company's financial condition, results of operations or cash flows and have been consistent with planned expenditures.

  Risks. The Company is engaged primarily in providing telecommunications services, and therefore, connects directly and indirectly with many other carriers. While many other carriers and providers of switches have announced plans to engage independently in Year 2K assessment and remediation for their networks, there is a risk that some will not address or resolve Year 2K issues, and that telecommunications will therefore be affected. A Year 2K failure in the network of carriers not directly connected with the network of the Company would not be likely to have a significant impact on the Company. However, addressing these risks is outside the Company's control. In addition, the Company is unable at this time to assess the degree to which the manufacturers of switches and similar equipment have completed their assessment and remediation of such equipment and its associated software with respect to any other carriers. Another risk to the Company arises with respect to the timely completion of Year 2K remediation for the processing that occurs in the Company's IT and non-IT systems. If the Company or its vendors are unable to resolve such processing issues in a timely manner, it could pose independent risks to the Company's business that could be material. Accordingly, the Company has devoted resources it believes to be adequate to resolve all significant identified Year 2K issues in a timely manner. Consistent with the practice of other carriers, the Company generally has declined to provide Year 2K compliance warranties or other Year 2K-related contractual promises to customers or other persons.

  Contingency Plans. The Company consistently monitors the progress of its Year 2K program. The Company currently anticipates that it will resolve its Year 2K issues before the end of 1999, with the exception of any issues that involve other carriers and are outside of its control.
During 1999, the Company will also monitor efforts undertaken through regulatory agencies (including the NYSPSC) and industry groups to assure that Year 2K preparations are completed in a timely manner. Contingency plans (if necessary) will be developed for critical systems if conversion or replacement projects fall behind schedule, or if internetwork testing should identify significant risk issues, or if broader industry concerns emerge that management concludes require such action.

OTHER ITEMS

Open Market Plan

     The Company began its fourth year of operations under the Open Market Plan in January 1998. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers, (4) service provider telephone number portability, and (5) certain wholesale discounts to resellers of local services. The inherent risk associated with opening the Rochester market to competition is that some customers are able to purchase services from competitors, which may reduce the number of retail customers and potentially cause a decrease in the revenues and profitability for the Company.
Increased competition may also lead to additional price decreases for services, adversely impacting the Company's margins. However, results since implementation of the Open Market Plan indicate that a stimulation of demand in the use of the network and new product revenue may offset the losses of some retail customers. An additional positive feature of the Open Market Plan provides that the Company can retain additional earnings achieved through operating efficiencies. Previously these earnings would have been shared with customers. After three years of operating in a competitive marketplace, the Company retains a market share of approximately 98% of wholesale and 96% of retail local service access lines.

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

     During the second quarter of 1997 the FCC issued decisions that are intended to implement provisions of the Telecommunications Act. Of significance were decisions that outlined changes in the structure of universal service support and in the framework that applies to certain interstate rates that are generally characterized as access-related charges. During the second and third quarters of 1997, a Federal appeals court issued a series of decisions reversing parts of an earlier FCC order that set out conditions governing the provision of interconnection services. These orders are not expected to have a material impact on the Company. These orders have been appealed further and decisions are pending, including a decision from the U.S. Supreme Court on a matter that was argued in October, 1998.

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

  On October 15, 1998, the NYSPSC approved a proposal by the Company for revision of its service incentive plan that:

 -requires a rebate of $8.00 per customer to resolve all
  service penalties for 1997 and 1998,
 -establishes a rebate/client program for missed appointments, and -increases the amounts at risk for the period 1999-2001 should the Company fail to meet service levels.

      The Company also has committed to increase its capital expenditures to a minimum of $80.0 million in 1998 and to add employees in service-affecting areas.

     The temporary restriction of dividend payments to Frontier will remain in place until the NYSPSC is satisfied that the Company's service levels demonstrate that the Company has rectified the service deficiency.

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

Item 5.     Employees and Labor Relations

     As of September 30, 1998, the Company had 1,678
employees, of which 346 were management employees and 1,332 were clerical, service and craft workers. The Frontier
Telephone of Rochester, Inc. Workers Association ("RTWA") represents 641 employees and the Communications Workers of America, Local 1170 ("CWA Local") represents 691 craft and service workers. The union labor contracts are normally negotiated in three year cycles.

     Under the current three year contract between the Company and the RTWA, effective August 12, 1997, bargaining unit employees will receive a 2.0% general increase on August 15, 1999. Bargaining unit employees received a 2.0% general increase on August 16, 1998. On February 12, 1995,
February 18, 1996 and February 16, 1997, they received a
1.0% general increase.

     The labor contract between the CWA Local and the Company expired on January 31, 1996. The contract negotiations reached an impasse, and the Company implemented the terms of its final offer as of April 9, 1996. Members of CWA Local ratified a tentative agreement with the Company on April 29, 1997 which contained provisions that differed from the Company's final offer implemented at the time of impasse. The differences between the Company's final offer and the agreement that was subsequently reached are not material. This new agreement provides several operational improvements and will result in a more consistent alignment of benefits with the rest of Frontier. The CWA Local continues to appeal one issue with the National Labor Relations Board related to the declaration of impasse. Hearings on this issue were completed in June 1997. On October 30, 1998, the Administrative Law Judge issued his decision which dismissed the CWA's complaint, finding that the parties were at impasse on April 8, 1996, and the Company properly implemented its final offer. This decision may be appealed by either the CWA or the government. The agreement ratified on April 29, 1997 is scheduled to expire on January 30, 1999. Negotiations have commenced for a successor agreement.

Item 6.      Exhibits and Reports on Form 8-K

  (a)          Exhibits - See Index to Exhibits

  (b)          Reports on Form 8-K filed during the quarter:

                      None

                          SIGNATURE

       Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            FRONTIER TELEPHONE OF ROCHESTER, INC.
            ------------------------------------
                        (Registrant)







Dated: November 12, 1998    By:   /s/Michael T. Carr
                                  ------------------
                                  Michael T. Carr
                                  Vice President and Treasurer
                                  (principal financial officer)

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

   4.2      Indenture between the Company       Incorporated by reference to
            and Chemical Bank, as Trustee       Exhibit 4.2 to Form 10-K for
            dated March 14, 1995, $80M          the year ended December 31,
            Medium Term Notes, 1995 Series      1995
            A and B

   27        Financial Data Schedule            Filed herewith