Form 10-K405
period 1998-12-31
FRONTIER TELEPHONE OF ROCHESTER INC
filed 1999-03-26
CIK 936105

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                        ------------

                         FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of March 1, 1999 all 772 outstanding shares of the registrant's no par common stock were held by Frontier Corporation.

OMISSION OF INFORMATION BY CERTAIN WHOLLY-OWNED SUBSIDIARIES

The registrant meets the conditions set forth in General
Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

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

     The Company was incorporated under the laws of the State of New York in November 1994 and is a wholly-owned subsidiary of Frontier Corporation ("Frontier"). Frontier has served the Rochester market since 1920 and has evolved into a diversified national telecommunications firm. The Company's operations represented approximately 13% of Frontier's consolidated revenues for the year ended December 31, 1998 and 17% of Frontier's consolidated assets as of December 31, 1998.

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

     The Company operates 71 central office and remote switching centers in and around Rochester, New York. As of December 31, 1998, the Company served 551,475 access lines in the Rochester market, of which 361,073 were residential lines and 190,402 were business lines.

     Over the last decade, the Company has invested heavily in upgrades to its local exchange business in the Rochester market. Over this period, the Company's switching networks have been fully digitalized, making Rochester one of the largest cities in the United States to be served by an all-digital network.

     Technological innovation and regulatory change are accelerating the pace of competition for local exchange services. New competitors now have the ability to provide basic local telephone service in many major U.S. markets, including Rochester, New York. To benefit from these technological advances and broaden the scope and quality of its own product and service offerings, the Company has increased digital switching capacity throughout its network and has pursued regulatory alternatives such as the Open Market Plan, which is described in more detail on pages 5-6. Currently, the Company continues to be the primary retail provider of basic residential local telephone service in Rochester, New York.

Merger Agreement with Global Crossing

     On March 17, 1999, Frontier announced a definitive merger agreement to be acquired by Global Crossing Ltd. ("Global Crossing"), the owner and operator of the world's first independent global fiber-optic network. The transaction is currently valued at $11.2 billion based on the March 16, 1999 closing price of Global Crossing shares. The combination of the two companies will create a global Internet Protocol-based fiber-optic network able to provide customers with integrated worldwide Internet, data, long distance, local telephone and conferencing services. Based on already announced networks, the combination will have 71,000 route miles, over 1 million fiber miles, and offer ultra-high bandwidth to 159 cities in 20 countries. It will offer global voice, web hosting, private line, ATM and Internet services.

     Under the terms of the transaction, which has been unanimously approved by the Boards of Directors of both companies, Frontier shareholders will receive Global
Crossing common shares valued at $62 per Frontier share, as long as Global Crossing shares trade within a range of $34.56 to $56.78 per share (the "collar") during a price period prior to closing. Outside the collar, Frontier shareholders will receive a fixed number of Global Crossing shares, 1.0919 shares at the top end of the collar and
1.7939 at the bottom of the collar. In connection with the transaction, Frontier has granted Global Crossing an option to acquire up to 19.9% of its outstanding shares at $62 per share as well as a break-up fee if the merger is terminated for certain reasons.

     Based on market prices as of March 16, 1999, the merged company will be approximately two-thirds owned by current Global Crossing shareholders and one-third owned by current Frontier shareholders. The transaction is expected to qualify as a tax-free reorganization to the Frontier shareholders and is anticipated to be accounted for as a purchase. This transaction is subject to approval by shareholders of both companies, the Federal Communications Commission, state and other regulatory authorities. It is expected that the transaction will be completed in the third quarter of 1999.

Telecommunications Law

The Telecommunications Act of 1996 ("Telecommunications Act" or the "Act") was enacted on February 8, 1996. This landmark legislation significantly modified the Communications Act of 1934. The Act has particular relevance to the Company in two areas. First, the Act creates a duty on the part of the Company to interconnect its network with those of its competitors and, in particular, to negotiate in good faith the terms and conditions of such interconnection. The Act also establishes pricing rules for services sold by the Company to its competitors. The Telecommunications Act incorporated many aspects of the Open Market Plan initiated by the Company in 1993 and implemented in 1995. The Company believes its experience with the Rochester, New York Open Market Plan provides it with a competitive advantage.

     Second, although the Act generally prohibits long distance companies from marketing their services jointly with the local telephone services provided by a Regional Bell Operating Company ("RBOC"), at least until that RBOC is permitted to enter the long distance business, it contains an exception for companies that serve less than two percent of the nation's presubscribed access lines, such as the Company. The Company is not a RBOC. Thus, the Act permits the Company to market its local telephone services jointly with long distance services whether provided by the Company or provided by an affiliated company.

     On August 8, 1996, the Federal Communications Commission ("FCC") released a First Report and Order (the "First Report and Order") in a core rulemaking proceeding to implement the Telecommunications Act. The First Report and Order established guidelines to promote local competition, affecting the Company and all other competitors in local telecommunications markets. On July 18, 1997, the U.S. Circuit Court of Appeals for the Eighth Circuit reversed portions of the First Report and Order that provided for pricing based primarily on forward-looking, rather than historical costs, and that would have provided the FCC with substantially more authority over the compliance by local telephone companies with provisions of the Telecommunications Act. On January 25, 1999, the United States Supreme Court revised, in substantial part, the Eighth Circuit's decision. The Supreme Court affirmed the FCC's authority to promulgate rules governing the methodology by which pricing decisions are to be made. The Court also found that the Eighth Circuit should not have addressed the issue regarding the FCC's jurisdiction to enforce compliance with the Act because this issue was not ripe for review. Finally, the Court held that the FCC had not followed the statutory test for determining which network elements incumbent local exchange carriers were required to unbundle and ordered the matter sent back to the FCC for further consideration. Action at the FCC is pending.

     The Act also requires the FCC to restructure the manner in which universal service support payments are established and distributed. On May 7, 1997, the FCC substantially adopted the recommendation of a Federal-State Joint Board released on November 8, 1996 with respect to universal service. The FCC's order increased the amount of financial support to be dedicated to universal service programs. The FCC has released numerous subsequent orders that have modified its original decisions. Further action is anticipated in this area.

     On May 16, 1997, the FCC adopted an order that substantially modified the structure by which local exchange carriers are compensated for access to and use of their networks. This order was implemented effective January 1, 1998. In general, this order encouraged the recovery of some costs that had previously been recovered through usage-based charges to be recovered through fixed charges. The FCC has postponed implementation of portions of the order and additional change is considered likely.

     On October 9, 1997, the FCC ordered carriers that receive "dial around" calls from payphones (certain calls sent without coins, such as 800 or other calls, with special access codes) to compensate payphone owners at the rate of
28.4 cents per completed call. The Court of Appeals for the District of Columbia Circuit found that the FCC had failed to justify this rate and sent the matter back to the FCC for further consideration. On February 4, 1999, the FCC set the "dial around" compensation rate at 24 cents per completed call retroactive to October 7, 1997. This decision is subject to reconsideration and appeal.

     The FCC has yet to determine how to address the payphone compensation obligation for the period from November 7, 1996 through October 6, 1997. The Company is considering whether to pursue challenges to the FCC order with other carriers in light of the FCC's February 4, 1999 order. The Company cannot predict the outcome of future proceedings.

The Open Market Plan

     The Company began its fifth year of operations under the Open Market Plan in January 1999. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers, (4) service provider telephone number portability, and (5) certain wholesale discounts to resellers of local services. Results since implementation of the Open Market Plan are considered to have been constructive for the Company as a whole.

     During the seven year period of the Open Market Plan, the Company will not be regulated by rate-of-return regulation, but instead, will be regulated under pure price cap regulation. Over this period, planned rate reductions of $21.0 million (the "Rate Stabilization Plan") will be implemented for Rochester area consumers, including $16.5 million of which occurred through 1998, and an additional $1.5 million which commenced in January 1999. Rates charged for basic residential and business telephone service may not be increased during the seven year period of the Plan. The Company is allowed to raise prices on certain enhanced products such as Caller ID and call forwarding.

     During the second quarter of 1997 the FCC issued decisions that are intended to implement provisions of the Telecommunications Act. Of significance were decisions that outlined changes in the structure of universal service support and in the framework that applies to certain interstate rates that are generally characterized as access-related charges. During the second and third quarters of 1997, a Federal appeals court issued a series of decisions reversing parts of an earlier FCC order that set out conditions governing the provision of interconnection services. These orders were appealed further and the U.S. Supreme Court on January 25, 1999 reinstated several portions of the FCC's order. The Company has not completed its analysis of the impact of the Supreme Court's decision.

     Under the Telecommunications Act and a statewide proceeding, the New York State Public Service Commission ("NYSPSC") is considering the prices that local exchange companies in New York may charge for "unbundled" service elements such as links (the wire from the switch to the customer premise), ports (the portion of the switch that terminates the link) and switch usage features. The Company is actively participating in this proceeding and expects the NYSPSC to issue one or more decisions on service elements in 1999. The NYSPSC has issued a Notice Inviting Comments in which it has proposed to make further changes in pricing under the Open Market Plan. These pricing changes could reduce some prices to competitors for network elements and other offerings, but could also reduce the amount paid by the Company for reciprocal compensation. The issues being addressed by the NYSPSC have been under consideration since 1995. The Company cannot predict the ultimate impact of any NYSPSC action in this proceeding.

     Management believes there continues to be significant market and business opportunities, as well as uncertainties, associated with the Company's Open Market Plan. There can be no assurance that the changing regulatory environment will positively impact the Company.

Dividend Policy

     The Open Market Plan prohibits the payment of dividends by the Company to Frontier if (i) the Company's senior debt is downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies, or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividend payments to Frontier also require that the Company's directors certify that such dividends will not impair the Company's service quality or its ability to finance its short and long-term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

     In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. FTR requested a waiver, but was denied. The NYSPSC's ruling resulted in a restriction on the flow of cash dividends from the Company to Frontier. On October 22, 1997, the NYSPSC adopted an order requiring the Company to issue refunds of approximately $0.9 million, or $2.60 per customer. Reserves sufficient to cover the refund were established in 1996. These refunds have been issued.

     On October 15, 1998, the NYSPSC approved a proposal by the Company for revision of its service incentive plan that:

 -required a rebate of $8.00 per customer to resolve all service penalties for 1997 and 1998, such rebates have been issued,
 -established a rebate/client program for missed appointments, and -increased the amounts at risk for the period 1999-2001 should the Company fail to meet service levels.

      In 1998, the Company completed commitments to the NYSPSC to increase capital expenditures to a minimum of $80.0 million and added employees in service-affecting areas.

     The temporary restriction of dividend payments to Frontier will remain in place until the NYSPSC is satisfied that the Company's service levels demonstrate that the Company has rectified the service deficiency.

Employees and Labor Relations

     As of December 31, 1998 the Company had 1,616
employees, of which 253 were management employees and 1,363 were clerical, service and craft workers. The Frontier
Telephone of Rochester, Inc. Workers Association ("RTWA") represents 633 of such clerical and service workers and the Communications Workers of America, Local 1170 ("CWA Local") represents 730 craft and service workers. The union labor contracts are normally negotiated in three year cycles.

     Under the current three-year contract between the Company and the RTWA, effective August 10, 1997, bargaining unit employees will receive a 2.0% general increase on August 15, 1999. On August 16, 1998 they received a 2.0% general increase. On February 18, 1996 and February 16,
1997 they received a 1.0% general increase.

     On January 31, 1996, the CWA Local contract expired. The contract negotiations reached an impasse, and the Company implemented the terms of its final offer as of April 9, 1996. Members of the CWA Local ratified a tentative agreement with the Company on April 29, 1997 which contained provisions that differed from the Company's final offer implemented at the time of impasse. The differences between the Company's final offer and the agreement that was subsequently reached and ratified by CWA Local membership were not material. This agreement provided several operational improvements and resulted in a more consistent alignment of benefits with the rest of Frontier. The CWA Local continued to appeal one issue with the National Labor Relations Board ("NLRB") related to the declaration of impasse. In October 1998, the administrative law judge found in favor of the Company. Presently, the Union and the government are appealing to the NLRB. The Company cannot predict the final outcome of this matter at the present time. The CWA Local and the Company reached a new three year agreement in December 1998 which is not scheduled to expire until January 2002.

Year 2000 Issues

  The Company's Year 2000 ("Year 2K") project is intended to address potential processing errors in computer programs that use two digits (rather than four) to define the applicable year. The Company's assessment of Year 2K issues is essentially complete. Disclosure is warranted because the issues, if unresolved by the Company and by the many unaffiliated carriers and other firms with whom the Company interconnects its networks or does business, could have impacts that are material. The Company addresses Year 2K issues in four areas:

  State of Readiness. The Company has developed plans to assess and remediate key internally-developed computer systems so they will be Year 2K compliant in advance of December 31, 1999 and has implemented those plans to a significant degree. The plans include both information technology ("IT") and non-IT compliance. The plans cover the review, and either modification or replacement where necessary, of portions of the Company's computer applications, telecommunications networks, telecommunications equipment and building facility equipment that directly connect the Company's business with customers, suppliers and service providers. Implementation of the plan began in 1996 and the Company believes that substantially all of its internally-developed IT systems are now compliant. Final assessments and remediation are expected to be substantially complete by midyear 1999, leaving the remainder of 1999 for additional system testing, carrier interoperability testing and other remediation. These plans involve capital expenditures for new software and hardware, as well as costs to modify existing software. This could include replacement of individual end user equipment. Initially, work with IT systems was given priority over work with non-IT systems, but the Company, in part through the staff of Frontier, is comprehensively reviewing its non-IT Year 2K readiness as well, including communications with third parties who supply or maintain non-IT systems or significant non-IT subsystems.

  The Company has given special attention to the Year 2K issues involved in its network, switches and billing systems, and will continue to dedicate significant resources to these areas as a priority. The Company has also increased its resources in areas in which assessment and remediation has not yet reached a point where management is satisfied with progress.

  Costs.   To date, the Company has committed approximately
$0.8 million to Year 2K issues, and anticipates that it will spend an additional $1.0 to $2.6 million during 1999. This includes costs directly related to Year 2K assessment and remediation and the replacement of non-compliant systems, including acceleration of replacement of non-compliant systems due to Year 2K issues. A substantial portion of the total amount has been used for third party assistance in assessment and remediation. Another $0.2 million may be spent to replace end user equipment. The source of these funds is cash generated from operations. The Year 2K projects have not caused the Company to forego or defer, to any material degree, other critical IT projects. To date, the costs of addressing potential Year 2K problems are not considered material to the Company's financial condition, results of operations or cash flows and have been consistent with planned expenditures, and future costs are not expected to be material in such respects.

  Risks.   The Company is engaged primarily in
telecommunications lines of business and therefore connects directly and indirectly with thousands of other carriers. These connections are made through switching offices of the Company and the other carriers. The switching offices were manufactured by and often maintained by third parties.
While many other carriers have announced plans to engage independently in Year 2K assessment and remediation for their networks, there is a risk that some carriers will not address or resolve Year 2K issues, and that telecommunications will therefore be affected. If this were to occur, it is likely that the Company would be affected only to the same degree as the other carriers in the telecommunications industry. A Year 2K failure in the network of smaller carriers would not be likely to have a significant impact on telecommunications generally, or on the Company. However, addressing these risks is outside the
Company's control.   In addition, the Company is unable at
this time to assess the degree to which the manufacturers of switches and similar equipment have completed their assessment and remediation of such equipment and its associated software with respect to any other carriers. The majority of the Company's switches are manufactured and supported by entities with a broad base of similarly situated customers, and who have a vested interest in assuring that their products will not be affected by Year 2K events, and if affected, will be remedied promptly. The Company has initiated an inquiry with its primary vendors and continues to engage in discussions related to Year 2K compliance with many of them. Another risk to the Company arises with respect to the timely completion of Year 2K remediation for the processing that occurs in the Company's IT and non-IT systems, including billing systems. If the Company or its vendors are unable to resolve such processing issues in a timely manner, it could pose independent risks to the Company's business that could be material. Accordingly, the Company has devoted resources it believes to be adequate to resolve all significant identified Year 2K issues in a timely manner, and has undertaken plans to make information available to customers and others related to its Year 2K activities. Consistent with the practice of other carriers, the Company generally has declined to provide Year 2K compliance warranties or other Year 2K-related contractual promises to customers or other persons. In addition, the Company is engaged in communications with third party equipment and software vendors and suppliers of services to verify their Year 2K readiness, and plans to engage in internetwork testing with other carriers during 1999. Since Frontier's Optronics network, including the recently announced southeast expansion, is expected to be substantially deployed before December 31, 1999, the Company anticipates that the impact of other carriers who may experience business interruptions would be lessened, and such interruptions are not currently expected to have material adverse impacts on the Company.

  Contingency Plans.   The Company consistently monitors
the progress of its Year 2K program. The Company currently anticipates that it will resolve its Year 2K issues before the end of 1999, with the exception of any issues that involve other carriers or suppliers and that are outside of its control. During 1999, the Company will also monitor efforts undertaken through regulatory agencies (including the NYSPSC) and industry groups to assure that Year 2K preparations are completed in a timely manner. The Company has begun to evaluate whether there are areas for which contingency plans are appropriate (but has not identified any such areas to date). Any need for contingency planning will be identified well before year end. The Company has experience in manual billing for its customers and will always have manual processes available to it. Contingency plans will be developed for critical systems if conversion or replacement projects fall behind schedule, or if internetwork testing should identify significant risk issues, or if broader industry concerns emerge that management concludes require such action.

Environmental and Other Matters

     Except for site specific issues, environmental issues tend to impact members of the telecommunications industry in consistent ways. The Environmental Protection Agency ("EPA") and other agencies regulate a number of chemicals and substances that may be present in facilities used in the provision of telecommunications service. These include preservatives in some wood poles, asbestos in certain underground duct systems and lead in some cable sheathing. Some components of the Company's network may include one or more of these substances. The Company believes that, in their present uses, any such facilities of the Company pose no significant environmental or health risk that derives from EPA regulated substances. If EPA regulation of any such substance is increased, or if any facilities are disturbed or modified in such a way as to require removal, special handling, storage and disposal may be required for any such facilities removed from use. The Company is not subject to any environmental litigation that requires disclosure at this time.

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

     Contingent Liabilities

     The Company is often involved in various judicial and administrative proceedings involving matters incidental to the business. Unless otherwise stated specifically, the Company believes that the probable outcome of any of these matters, or the combination of all of the matters, will not have a material adverse effect on the Company's results of operations or financial position. However, there can be no assurance that the resolution of these matters will not be contrary to management's expectations.

ITEM 2.   PROPERTIES

     The Company owns its telephone property, which includes: connecting lines between customers' premises and the central office switching equipment, buildings, land and miscellaneous property and customer premises equipment. Central office switching equipment includes digital electronic switches and peripheral equipment. Connecting lines include aerial and underground cable, conduit, poles, wires and microwave equipment. These facilities are located on public streets and highways or on privately owned land. The Company has permission to use these lands pursuant to local governmental consent or lease, permit, franchise, easement or other agreement.

     The Company owns or leases the land and buildings in which its central office, warehouse space, office and traffic headquarters are located. The Company's headquarters are located in a leased seven-story building at 180 South Clinton Avenue, Rochester, New York which it shares with other Frontier affiliates. The lease expires in December 2014.

ITEM 3.   LEGAL PROCEEDINGS

     AT&T Communications of New York filed a complaint with the NYSPSC for reconsideration of the Open Market Plan on October 3, 1995. The complaint sought a change in the wholesale discount, a change in the minutes of use surcharge and also changes in a number of operational and support activities. Some of these issues are also being considered in other states in other unrelated local competition proceedings. On July 18, 1996, the NYSPSC increased the wholesale discount from 5.0% to 13.5% on a temporary basis, effective July 24, 1996. On November 27, 1996, the NYSPSC established permanent wholesale discounts, retroactive to July 24, 1996, of 17.0% for resellers using the Company's operator services and 19.6% for resellers providing their own operator services. In a statewide proceeding also examining New York Telephone Company's and the Company's wholesale prices, the NYSPSC is determining the prices applicable to the purchase of unbundled network elements such as subscriber loops, switch ports and transport and switching services. In a related statewide proceeding, the NYSPSC is also examining possible changes in the prices and rate structure of intrastate access charges paid by long distance companies for the origination and termination of long distance calls.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Omitted pursuant to General Instruction I.

                           PART II

ITEM   5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

     The Company is a wholly-owned subsidiary of  Frontier.
There is no established public trading market for the no par value, common stock of the Company.

     The Open Market Plan, discussed under Item 1, imposes conditions on the declaration of dividends from the Company to Frontier such that the Company may only pay dividends on its common stock when the payment of such dividends will not impair the Company's service quality or its ability to finance its short and long-term capital needs on reasonable terms, while maintaining specified debt ratings (a target debt rating of "A" from S&P). Payment of dividends is also restricted when certain service quality measures fall below minimum levels stipulated in the Open Market Plan as discussed in Item 1.

ITEM 6.   SELECTED FINANCIAL DATA

        Omitted pursuant to General Instruction I.

ITEM 7.    MANAGEMENT'S DISCUSSION OF RESULTS OF
           OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

     The information presented in this Management's
Discussion of Results of Operations and Analysis of Financial Condition should be read in conjunction with the financial statements and accompanying notes of Frontier
Telephone of Rochester, Inc. ("FTR" or the "Company")
(formerly Rochester Telephone Corp.) for the three years ended December 31, 1998.

     The matters discussed throughout this Form 10-K, except for historical financial results contained herein, may be forward-looking in nature or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans" and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to: changes in the overall economy in Rochester, New York, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy and the mix of products and services offered in the Company's markets. Any forward-looking statements in this Form 10-K should be evaluated in light of these important risk factors.

RESULTS OF OPERATIONS

     Revenues were $336.9 million in 1998, a $10.1 million, or 3.1% increase from 1997. Revenues in 1997 increased $5.0 million or 1.5% over 1996. The Company experienced revenue growth from increased demand for dedicated circuits, enhanced features, expansion of the Internet customer base and increased directory yellow page advertising. The growth in revenue continues to be negatively impacted by the increase in the discount to wholesale providers from 5% to 17.0%, as ordered by the NYSPSC, and the $1.5 million annual rate reduction, effective January 1, 1997, associated with the Open Market Plan. In addition, new interstate access rates, which became effective July 1, 1998 and 1997, have reduced revenues.

     Costs and expenses were $242.9 million in 1998 as compared with 1997 expenses of $233.5 million and $233.0 million (excluding pension curtailment) in 1996. This increase is attributable to service quality improvements, higher operating costs for repair and maintenance in 1998 and an increase in customer service costs due to access line growth. A portion of the increase in repair and maintenance costs was caused by severe weather conditions that occurred during the first half of 1998, as well as a severe windstorm during the third quarter of 1998. Costs and expenses for 1996 include a post-tax charge of $17.3 million resulting from the curtailment of certain company pension plans. The pension curtailment is a result of Frontier's efforts to standardize pension benefits across the Corporation.
Reduced selling, administrative and depreciation costs in 1996 were offset by increased costs associated with the union contract negotiations. These costs, which were incurred in connection with the contract negotiations with CWA Local, were necessary to ensure reliable and uninterrupted customer service in the event of a work stoppage or shutdown.

     Depreciation and amortization expense for 1998 increased $1.6 million or 2.8% from 1997. Depreciation and amortization expense increased $0.7 million or 1.3% from 1996 to 1997. The increases are primarily due to capital additions to telephone plant and equipment in service during 1998 and 1997.

Other Income Statement Items

     Interest Expense

     Interest expense was $1.7 million in 1998, a decrease of $0.6 million or 26.8% over 1997. Interest expense of $2.3 million in 1997 decreased $0.8 million or 24.6% over 1996. Reductions in interest expense in 1998 and 1997 as compared to 1996 are the result of lower average outstanding debt levels as well as lower interest rates.

FINANCIAL CONDITION

Review of Cash Flow Activity

     Cash provided from operating activities amounted to $135.6 million in 1998 as compared to $94.7 million in 1997 and $106.4 million in 1996. The increase is the result of improved operating results.

     Cash used for investing activities was $84.4 million, $57.8 million and $53.1 million in 1998, 1997 and 1996, respectively. The increase in capital expenditures in 1998 compared to 1997 is primarily due to technological expenditures driven by technological advancements, expansion of the network to meet customer demand and service quality improvements. The increase in capital expenditures in 1997 compared to 1996 is primarily due to outside plant facility upgrades.

     Financing activities resulted in net cash outflows of $0.5 million, $38.1 million and $55.4 million for 1998, 1997 and 1996, respectively. During 1998, the Company repaid advances to affiliates of $0.5 million. During 1997, the Company repaid commercial paper borrowings of $22.9 million and advances to affiliates of $15.2 million. In 1996, the Company paid cash dividends of $23.5 million, returned capital to Frontier of $32.5 million, repaid advances to Frontier in the amount of $1.9 million and increased borrowings under its commercial paper program by $2.6 million. No cash dividends were paid to Frontier during 1998 or 1997.

Liquidity and Capital Resources

     At December 31, 1998, the Company's total outstanding long-term debt amounted to $40.0 million of medium-term notes. The notes were issued March 27, 1995 and mature in 2002. During November 1998, the Company cancelled its $50.0 million credit facility which was due to expire during December 1999.

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

Debt Ratio and Interest Coverage

     The Company's debt to total capital ratio at December
31, 1998 decreased to 10.2%, as compared to 12.1% in the prior year and 21.4% in 1996. The change in the debt ratio in 1998 and 1997 as compared to 1996 is primarily driven by the reduction in total debt outstanding as the Company paid off commercial paper borrowings with excess cash. Pre-tax interest coverage, which measures the Company's ability to cover its financing costs, was 30.4 times in 1998 versus
24.7 times in 1997 and 20.1 times in 1996 (excluding nonrecurring charges for all years).

Capital Spending

     Total gross expenditures for property, plant and equipment in 1999 are anticipated to be $15 million to $20 million higher than in 1998. These expenditures are primarily attributable to technological advancements, expansion of the network to meet customer demand and service quality improvements. The Company anticipates financing its capital program through internally generated cash from operations.

OTHER ITEMS

New Accounting Pronouncements

     The Financial Accounting Standards Board ("FASB") issued FAS 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and displaying of comprehensive income and its components in a full-set of general-purpose financial statements. The Company adopted FAS 130 in the first quarter of 1998. There were no items of comprehensive income during the year ended December 31, 1998; therefore, net income is equivalent to total comprehensive income.

     The Company has adopted the provisions of FAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective December 31, 1998. This statement establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement did not impact the Company's financial position, results of operations or cash flows.

     The FASB issued FAS 133, "Accounting for Derivative
Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 1998, the Company does not have any significant concentration of business transacted with a particular customer, supplier or lender that could, if suddenly eliminated, severely impact its operations.

     The Company is also exposed to market risk from changes in interest rates on long-term debt obligations that impact the fair value of these obligations. The Company's policy is to manage interest rates through the use of a combination of fixed and variable rate debt.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP, dated January 25, 1999, are presented on pages 17 through 34 of this Form 10-K report and is incorporated by reference into this Item 8.

Report of Independent Accountants

To the Shareholder of
Frontier Telephone of Rochester, Inc.


     In our opinion, the accompanying balance sheets and the related statements of income, shareholder's equity and cash flows present fairly, in all material respects, the financial position of Frontier Telephone of Rochester, Inc. (formerly Rochester Telephone Corp.) at
December 31, 1998, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 9 to the financial statements, during the first quarter of 1996 the Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP

Rochester, New York
January 25, 1999

            Frontier Telephone of Rochester, Inc.
                Business Segment Information

In thousands of dollars
Years Ended December 31,                     1998      1997      1996
---------------------------------------------------------------------
Local Services:
Revenue                                  $300,646  $292,417  $287,785
Costs and Expenses                        170,917   164,526   182,444
Depreciation and Amortization              56,545    54,984    54,291
---------------------------------------------------------------------
Operating Income                         $ 73,184  $ 72,907  $ 51,050
Total Assets                             $488,537  $410,153  $397,697
---------------------------------------------------------------------
---------------------------------------------------------------------
Directory Services:
Revenue                                  $ 36,256  $ 34,377  $ 34,053
Costs and Expenses                         15,471    14,020    13,585
---------------------------------------------------------------------
Operating Income                         $ 20,785  $ 20,357  $ 20,468
Total Assets                             $ 16,261  $ 20,332  $ 18,219
---------------------------------------------------------------------
---------------------------------------------------------------------
Consolidated
Revenue                                  $336,902  $326,794  $321,838
Costs and Expenses                        186,388   178,546   196,029
Depreciation and Amortization              56,545    54,984    54,291
---------------------------------------------------------------------
Operating Income                         $ 93,969  $ 93,264  $ 71,518
Total Assets                             $504,798  $430,485  $415,916
---------------------------------------------------------------------
---------------------------------------------------------------------
See accompanying Notes to Financial Statements.

            Frontier Telephone of Rochester, Inc.
                    Statements of Income

In thousands of dollars
Years Ended December 31,                     1998      1997      1996
---------------------------------------------------------------------
Revenues                                 $336,902  $326,794  $321,838
---------------------------------------------------------------------
Costs and Expenses
Operating expenses                        163,094   155,718   157,197
Depreciation and amortization              56,545    54,984    54,291
Taxes other than income taxes              23,294    22,828    21,492
Pension curtailment                             -         -    17,340
---------------------------------------------------------------------
    Total Costs and Expenses              242,933   233,530   250,320
---------------------------------------------------------------------
Operating Income                           93,969    93,264    71,518
Interest expense                            1,713     2,341     3,105
Other income (expense), net                 1,097      (640)   (2,304)
---------------------------------------------------------------------
Income Before Taxes and Cumulative Effect of
   Changes in Accounting Principles        93,353    90,283    66,109
Income taxes                               32,630    31,610    23,169
---------------------------------------------------------------------
Income Before Cumulative Effect of
  Changes in Accounting Principles         60,723    58,673    42,940
Cumulative effect of changes in
 accounting principles                          -         -    (6,949)
---------------------------------------------------------------------
Net Income                               $ 60,723  $ 58,673  $ 35,991
---------------------------------------------------------------------
---------------------------------------------------------------------
See accompanying Notes to Financial Statements.

            Frontier Telephone of Rochester, Inc.
                       Balance Sheets
In thousands of dollars
December 31,                            1998        1997     1996
---------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents          $  53,103    $  2,406  $  3,591
Accounts receivable (less allowance
 for uncollectibles
 of $5,082, $2,646 and $1,501,
 respectively)                        37,779      45,673    47,777
Accounts receivable - affiliates       3,200       4,382     2,670
Advances to affiliates                11,933      11,421         -
Materials and supplies                   336         710     2,006
Prepaid directory                     14,200      13,934    12,463
Other prepayments                      2,014       1,425     1,406
---------------------------------------------------------------------
 Total Current Assets                122,565      79,951    69,913
Property, plant and equipment, net   360,648     333,406   330,552
Prepaid pension                       20,619      16,419    14,204
Deferred and other assets                966         709     1,247
---------------------------------------------------------------------
 Total Assets                       $504,798    $430,485  $415,916
---------------------------------------------------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable                   $  36,457   $  29,904 $  31,759
Accounts payable - affiliates          8,534       6,820    19,022
Advances from affiliate                    -           -     3,827
Advance billings                       4,648       4,707     4,994
Accrued taxes                          5,466       2,439     3,047
Other liabilities                      7,003       6,585     5,908
---------------------------------------------------------------------
 Total Current Liabilities            62,108      50,455    68,557
Long-term debt                        40,000      40,000    62,872
Deferred income taxes                 19,124      21,448    25,266
Accrued postretirement benefit
obligation                            29,287      25,327    23,176
Other long-term liabilities            2,718       2,417     4,971
---------------------------------------------------------------------
 Total Liabilities                   153,237     139,647   184,842
---------------------------------------------------------------------
Shareholder's Equity
Common stock, no par, authorized 1,000 shares;
  772 shares in 1998, 1997 and 1996
  issued and additional
  paid in capital                    232,165     232,165   231,074
Retained earnings                    119,396      58,673         -
---------------------------------------------------------------------
 Total Shareholder's Equity          351,561     290,838   231,074
---------------------------------------------------------------------
        Total Liabilities and
         Shareholder's Equity       $504,798    $430,485  $415,916
---------------------------------------------------------------------
---------------------------------------------------------------------
See accompanying Notes to Financial Statements.


                    Frontier Telephone of Rochester, Inc.
                     Statements of Shareholder's Equity
                                     Common Stock    Retained
                                   and Additional   Earnings
         In thousands of dollars  Paid in Capital  (Deficit)   Total
         -----------------------------------------------------------
         Balance, January 1, 1996      $263,537 $ (12,454)  $251,083
         Net income                           -    35,991     35,991
         Common stock dividends               -   (23,537)   (23,537)
         Return of capital to Frontier
          Corporation                   (32,463)        -    (32,463)
         ------------------------------------------------------------
         Balance, December 31, 1996     231,074         -    231,074
         Net income                           -    58,673     58,673
         Equity adjustment on assets
          transferred 1/95                1,091         -      1,091
         -----------------------------------------------------------
         Balance, December 31, 1997     232,165    58,673    290,838
         Net income                           -    60,723     60,723
         -----------------------------------------------------------
         Balance, December 31, 1998    $232,165  $119,396   $351,561
         ===========================================================
         See accompanying Notes to Financial Statements.
</table



                     Frontier Telephone of Rochester, Inc.
                          Statements of Cash Flows
In thousands of dollars
Years Ended December 31,                       1998      1997      1996
-----------------------------------------------------------------------
Operating Activities
Net Income                                $  60,723 $  58,673 $  35,991
-----------------------------------------------------------------------
Adjustments to reconcile net income to net cash
    provided by operating activities:
        Cumulative effect of changes in
         accounting principles                    -         -    10,691
        Pension curtailment                       -         -    17,340
        Depreciation and amortization        56,545    54,984    54,291
        Changes in operating assets and liabilities:
         Decrease in accounts receivable      7,894     2,104     6,673
         Decrease (increase) in accounts
          receivable - affiliates             1,182    (1,712)     (397)
         Decrease in materials and supplies     374     1,296     1,078
         (Increase) decrease in
           prepaid directory                   (266)   (1,471)      575
         (Increase) decrease in
           other prepayments                   (589)      (19)      346
          Increase in prepaid pension        (4,200)   (2,215)   (1,240)
          Decrease in deferred and
           other assets                         381       470       325
          Increase (decrease) in
           accounts payable                   6,553    (1,855)  (12,294)
          Increase (decrease) in
           accounts payable - affiliates      1,714   (12,202)    7,557
              Decrease in advance billings      (59)     (287)     (126)
          Increase (decrease) in
           accrued taxes                      3,027      (608)   (2,555)
          Increase in other liabilities         418       677       388
          Decrease in deferred income taxes  (2,324)   (2,727)  (10,930)
          Increase in accrued postretirement
            benefit obligation                3,960     2,151     2,923
          Increase (decrease) in other
           long-term liabilities                301    (2,554)   (4,267)
------------------------------------------------------------------------
                   Total adjustments         74,911    36,032    70,378
------------------------------------------------------------------------
  Net cash provided by operating activities 135,634    94,705   106,369
========================================================================
Investing Activities
Expenditures for property, plant
 and equipment, net                         (84,425)  (57,770)  (53,067)
------------------------------------------------------------------------
    Net cash used in investing activities   (84,425)  (57,770)  (53,067)
------------------------------------------------------------------------
Financing Activities
Repayments of debt                                -   (22,872)         -
Proceeds from issuance of long-term debt          -         -     2,572
Advances to affiliates                         (512)  (15,248)   (1,926)
Dividends paid                                    -         -   (23,537)
Return of capital to Frontier Corporation         -         -   (32,463)
------------------------------------------------------------------------
    Net cash used in financing activities      (512)  (38,120)  (55,354)
------------------------------------------------------------------------
Net Increase (Decrease) in Cash &
 Cash Equivalents                            50,697    (1,185)   (2,052)
Cash and Cash Equivalents at
 Beginning of Year                            2,406     3,591     5,643
------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year  $  53,103  $  2,406  $  3,591
========================================================================
See accompanying Notes to Financial Statements.

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

Allocation of Corporate Overhead

     The results of operations of the Company include allocations of corporate expenses from Frontier. These costs primarily include executive and board of directors' expenses, corporate finance and treasury, investor relations, corporate planning, legal services, business development and data processing services and support. They are allocated to the Company based on a weighted average of four factors: employees, revenues, capitalization and common equity. The methodology used to allocate these common corporate costs is considered reasonable and has been approved for use by the New York State Public Service Commission ("NYSPSC") prior to the separation of the companies under the Open Market Plan agreement (see Note
11).

Materials and Supplies

     Materials and supplies are stated at the lower of cost or market, based on weighted average unit cost.

Property, Plant and Equipment

     The investment in property, plant and equipment is recorded at cost. Improvements that significantly add to productive capacity or extend useful life are capitalized, while maintenance and repairs are expensed as incurred. The Company's provision for depreciation of property, plant and equipment is based on the composite group method using estimated service lives for the various classes of plant.

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

     Actual interest paid was $3.1 million in 1998, $3.8 million in 1997 and $4.3 million in 1996. Actual income taxes paid were $32.8 million in 1998, $34.7 million in 1997 and $31.3 million in 1996. Interest costs associated with the construction of capital assets are capitalized. Total amounts capitalized during 1998, 1997 and 1996 were $1.4 million, $1.4 million and $1.2 million, respectively.

Note 2:   Property, Plant and Equipment

     Major classes of property, plant and equipment are summarized below:

                                                          Estimated
                                                           Service
In thousands of dollars                                       Life
At December 31,                   1998       1997    1996   (Years)
-------------------------------------------------------------------
Land and buildings             $47,430    $47,316 $ 47,128     5-35
Local and fiber service lines  465,097    448,505  438,989    12-25
Central office equipment       381,278    340,435  322,943   8-13.5
Station equipment               12,132     11,673   13,357    10-21
Office equipment and other      39,260     35,302   49,192    12-20
Plant under construction        52,965     47,248   25,068
Less: Accumulated
      Depreciation             637,514    597,073  566,125
-------------------------------------------------------------------
                              $360,648   $333,406 $330,552
===================================================================

     Depreciation expense was $57.2 million, $54.9 million and $54.1 million for the years ending December 31, 1998, 1997 and 1996, respectively.

Note 3:   Long-Term Debt

In thousands of dollars
At December 31,                        1998         1997        1996
--------------------------------------------------------------------
Medium-term notes, 7.51%, due 2002  $40,000  (a) $40,000     $40,000
Revolving credit agreements               -  (b)       -      22,876
--------------------------------------------------------------------
Sub-total                            40,000  (c)  40,000      62,876
Less - Discount on long-term debt,
       net of premium                     -            -           4
--------------------------------------------------------------------
Total Long-Term Debt                $40,000      $40,000     $62,872
====================================================================

(a) In accordance with the Open Market Plan agreement, the Company issued $40.0 million medium-term notes in March 1995 which mature in 2002.

(b) The Company entered into a Revolving Credit Agreement with six commercial banks in December 1994. The Agreement was amended in 1997 to reduce the available line of credit from $100.0 million to $50.0 million. During November 1998, the Company cancelled the Revolving Credit Agreement.

(c) In accordance with FAS 107, "Disclosures about Fair Value of Financial Instruments," the Company estimates that the fair value of the debt, based on rates currently available to the Company for debt with similar terms and remaining maturities, is $42.3 million, as compared to the carrying value of $40.0 million.

Note 4:   Income Taxes

     The provision for income taxes consists of the following for the years ended December 31:


In thousands of dollars        1998        1997        1996
------------------------------------------------------------
Federal
   Current                  $34,954     $34,331     $30,357
   Deferred                  (2,324)     (2,721)     (7,188)
------------------------------------------------------------
                            $32,630     $31,610     $23,169
============================================================

     The Company is taxed under Article 9 of the New York
State Tax Law on the basis of gross receipts, not net taxable income. Therefore, there is no current state tax provision for income taxes.

     The reconciliation of the federal statutory income tax rate with the effective income tax rate reflected in the financial statements is as follows for the years ended
December 31:

In thousands of dollars            1998      1997       1996
------------------------------------------------------------
Federal income tax expense at
statutory rate                    35.0%     35.0%      35.0%
Miscellaneous                         -         -       0.1%
------------------------------------------------------------
  Total federal income tax        35.0%     35.0%      35.1%
============================================================


      Deferred tax (assets) liabilities are comprised of the following at December 31:

In thousands of dollars          1998      1997        1996
-----------------------------------------------------------
Accelerated depreciation      $25,175   $26,306     $29,346
Prepaid pension                 6,198     5,734       5,094
Miscellaneous                     516       253         443
-----------------------------------------------------------
Gross deferred tax liabilities 31,889    32,293      34,883
-----------------------------------------------------------
Accrued postretirement
 benefit obligation            (9,730)   (9,574)     (8,598)
Deferred compensation            (273)     (297)          -
Bad debt expense               (1,949)     (255)       (527)
Miscellaneous                    (813)     (719)       (492)
-----------------------------------------------------------
Gross deferred tax assets     (12,765)  (10,845)     (9,617)
-----------------------------------------------------------
Net deferred tax liabilities  $19,124   $21,448     $25,266
===========================================================

Note 5:   Service Pensions and Benefits

     The Company has contributory and noncontributory plans providing for service pensions and certain death benefits for substantially all employees. In 1996, defined benefit plans sponsored by the Company were frozen. On an annual basis, contributions are remitted to the trustees to ensure proper funding of the plans.

     The following tables summarize the funded status of the Company's pension plan and the related amounts that are primarily included in "Deferred and other assets" in the Balance Sheets.


     In thousands of dollars       1998         1997        1996
----------------------------------------------------------------
Change in Benefit Obligation
       Benefit obligation at
           beginning of year    $66,804      $96,551    $ 88,098
                Service cost          -          842       3,226
               Interest cost      3,974        4,299       5,976
       Actuarial loss (gain)      4,076       11,685     (22,619)
   Transfer of obligation to
                   Corporate    (14,709)     (47,310)           -
                Curtailments          -          737      15,000
           Other adjustments          -            -       6,870
----------------------------------------------------------------
Benefit obligation at end of
                        year    $60,145      $66,804    $ 96,551
----------------------------------------------------------------
       Change in Plan Assets
Fair value of plan assets at
           beginning of year    $91,463     $125,184    $102,477
Actual return on plan assets     13,234       13,589      15,837
   Transfer of obligation to
                   Corporate    (14,709)     (47,310)          -
           Other adjustments          -            -       6,870
----------------------------------------------------------------
Fair value of plan assets at
                 end of year    $89,988      $91,463    $125,184
----------------------------------------------------------------
               Funded status     29,843       24,659      28,633
 Unrecognized net transition
                       asset          -           (3)       (607)
       Unrecognized net gain     (9,224)      (8,237)    (13,822)
----------------------------------------------------------------
   Prepaid benefit cost, net    $20,619      $16,419    $ 14,204
================================================================


     The net periodic pension cost consists of the following for the years ended December 31:

In thousands of dollars              1998      1997      1996
-------------------------------------------------------------
Service cost                       $    -   $   842   $ 3,226
Interest cost on projected
 benefit obligation                 3,974     4,299     5,976
Return on plan assets              (7,233)  (13,589)  (15,837)
Net amortization and deferral      (2,394)    5,496     5,395
-------------------------------------------------------------
Net periodic pension benefit       (5,653)   (2,952)   (1,240)
Amount expensed due to curtailment      -         -    17,340
-------------------------------------------------------------
Net periodic pension (benefit)
 cost                             $(5,653) $ (2,952)  $16,100
=============================================================


     The following rates and assumptions were used to calculate the projected benefit obligation:

Years Ended December 31,       1998        1997      1996
----------------------------------------------------------
Weighted average discount rate 6.8%       7.0%        7.5%
Rate of salary increase        5.0%       5.0%        5.0%
Expected return on plan assets 9.5%       9.5%        9.0%
----------------------------------------------------------

      The Company's funding policy is to make contributions for pension benefits based on actuarial computations which reflect the long-term nature of the pension plan. However, under FAS 87, "Employers' Accounting for Pensions," the development of the projected benefit obligation essentially is computed for financial reporting purposes and may differ from the actuarial determination for funding due to varying assumptions and methods of computation. The Company changed its assumptions used in 1998 and 1997 for the weighted average discount rate. In 1997, the Company changed its assumptions for the expected return on plan assets. These changes in assumptions did not have a material effect on 1998 or 1997 pension expense.

     In 1996, the Company recognized a curtailment loss of $17.3 million reflecting the freezing of defined benefit plans by Frontier for certain bargaining unit employees.

     The Company also sponsors a number of defined contribution plans. The most significant plan covers non-bargaining employees, who can elect to make contributions through payroll deduction. Effective January 1, 1996, the Company provides a contribution of .5 percent of gross compensation in Frontier common stock for every employee eligible to participate in the plan. The Frontier common stock used for matching contributions is purchased on the open market by the plan's trustee. The Company also provides 100% matching contributions in Frontier common stock up to three percent of gross compensation, and may, at the discretion of the Management Benefit Committee, provide additional matching contributions based upon Frontier's financial results. The total cost recognized for defined contribution plans was $2.2 million for 1998, $1.7 million for 1997 and $1.2 million for 1996.

Note 6:   Postretirement Benefits Other Than Pensions

     The Company provides health care and life insurance benefits to most employees. Plan assets consist principally of life insurance policies and money market instruments.
In adopting FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," the Company elected to defer the recognition of the transition benefit obligation of $90 million over a period of twenty years. During 1996, the Company amended its health care benefits plan to cap the cost absorbed by the Company for health care and life insurance for its bargaining unit employees who retire after December 31, 1996. The effect of this amendment was to reduce the December 31, 1996 accumulated postretirement obligation by $7.8 million.


     The status of the plan is as follows:

          December 31, 1998          1998         1997          1996
--------------------------------------------------------------------
          Change in Benefit
                 Obligation
      Benefit obligation at
          beginning of year       $79,054      $69,257       $76,933
               Service cost           240          333           214
              Interest cost         5,552        5,075         5,120
                 Amendments             -          405        (7,815)
      Actuarial loss (gain)         9,244        9,026          (715)
              Benefits paid        (5,577)      (5,042)       (4,480)
---------------------------------------------------------------------
  Benefit obligation at end
                    of year      $ 88,513      $79,054       $69,257
      Change in Plan Assets
  Fair value of plan assets
       at beginning of year      $  2,049      $ 2,486       $ 3,619
      Actual return on plan
                     assets           163          206            94
      Employer contribution         4,891        4,399         3,253
              Benefits paid        (5,577)      (5,042)       (4,480)
---------------------------------------------------------------------
  Fair value of plan assets
             at end of year      $   1,526   $   2,049      $  2,486
              Funded status        (86,987)    (77,005)      (66,771)
    Unrecognized transition
                 obligation        55,296       59,245        63,644
 Unrecognized prior service
                       cost           627          692             0
      Unrecognized net loss
                     (gain)         1,777       (8,259)      (20,049)
---------------------------------------------------------------------
       Accrued benefit cost      $(29,287)    $(25,327)     $(23,176)
=====================================================================


     The components of the estimated postretirement benefit cost are as follows:

In thousands of dollars            1998        1997        1996
---------------------------------------------------------------
  Service cost                  $   240     $   333     $   214
  Interest on APBO                5,552       5,075       5,120
  Return on plan assets            (163)       (206)       (244)
  Amortization of:
    Transition obligation         3,950       3,966       4,079
    Prior service cost               65         145          19
    Gains                          (849)     (1,763)     (1,829)
---------------------------------------------------------------
Net postretirement benefit cost  $8,795      $7,550      $7,359
===============================================================


     The following assumptions were used to value the postretirement benefit obligation:

Years Ended December 31,           1998        1997        1996
---------------------------------------------------------------
Weighted average discount rate     6.8%        7.0%        7.5%
Expected return on plan assets     9.5%        9.5%        9.0%
Rate of salary increase            5.0%        5.0%        5.0%
Assumed rate of increase in cost
  of covered health care benefits  5.5%        5.6%        6.1%
===============================================================

     Increases in health care costs were assumed to decline consistently to 5.0% by 2006 and remain at that level thereafter. If the health care cost trend rates were increased by one percentage point, the accumulated postretirement benefit health care obligation as of December 31, 1998 would increase by $6.1 million while the sum of the service and interest cost components of the net postretirement benefit health care cost for 1998 would increase by $0.4 million. If the health care cost trend rates were decreased by one percentage point, the accumulated postretirement benefit health care obligations as of December 31, 1998 would decrease by $5.8 million while the sum of the service and interest cost components of the net postretirement benefit health care cost for 1998 would decrease by $0.4 million.

     The Company changed its assumptions used in 1998 and 1997 for the weighted average discount rate. In 1997, the Company changed its assumptions for the expected return on plan assets. These changes in assumptions did not have a material effect on the 1998 or 1997 postretirement expense.

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

Note 8:   Business Segment Information

     Effective December 31, 1998, the Company has adopted the provisions of FAS 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. Adoption of this statement had no impact on the Company's financial position, results of operations or cash flows. Comparative information for earlier years has been restated.

     The Company reports its operating results in two segments: Local Services and Directory Services. The change in the definition of the Company's segments has been made to better reflect the changing scope of the businesses in which FTR operates.

     Revenue, cost and expenses, operating income, depreciation, and identifiable assets by business segment are set forth in the Business Segment Information on page
18.

Note 9:   Other Accounting Pronouncements Adopted

     The Company adopted the provisions of FAS 130, "Reporting Comprehensive Income" as of January 1, 1998.
This statement establishes standards for reporting and displaying of comprehensive income and its components. This statement requires reporting, by major components and as a single total, the change in net assets during the period from nonshareholder sources. There were no items of comprehensive income during the year ended December 31, 1998; therefore, net income is equivalent to total comprehensive income.

     On June 17, 1998, the Financial Accounting Standards Board issued FAS 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. This statement standardizes the accounting for derivatives and hedging activities and requires that all derivatives be recognized in the statement of financial position as either assets or liabilities at fair value. Changes in the fair value of derivatives that do not meet the hedge accounting criteria are to be reported in earnings. Adoption of this standard is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

     Leases - The Company leases buildings, land, office space, switching and other equipment under various operating lease contracts. Total rental expense amounted to$2.6 million in 1998, $2.7 million in 1997 and $2.8 million in 1996.

     Minimum annual rental commitments under non-cancelable operating leases in effect on December 31, 1998 were as follows:


In thousands of dollars
--------------------------------------
                 Non-Cancelable Leases
                 ---------------------
Years          Buildings     Equipment
--------------------------------------
1999             $   560        $1,095
2000                 231         1,095
2001                 161             -
2002                 113             -
2003                  88             -
2004 and thereafter   85             -
--------------------------------------
   Total         $ 1,238        $2,190
======================================

Note 11:   Regulatory Matters

Open Market Plan

  The Company began its fifth year of operations under the Open Market Plan in January 1999. The Open Market Plan promotes telecommunications competition in the Rochester, New York marketplace by providing for (1) interconnection of competing local networks including reciprocal compensation for terminating traffic, (2) equal access to network databases, (3) access to local telephone numbers, (4) service provider telephone number portability, and (5) certain wholesale discounts to resellers of local services. Results since implementation of the Open Market Plan are considered to have been constructive for the Company as a whole.

     During the seven year period of the Open Market Plan, the Company will not be regulated by rate-of-return regulation, but instead, will be regulated under pure price cap regulation. Over this period, planned rate reductions of $21.0 million (the "Rate Stabilization Plan") will be implemented for Rochester area consumers, including $16.5 million of which occurred through 1998, and an additional $1.5 million which commenced in January 1999. Rates charged for basic residential and business telephone service may not be increased during the seven year period of the Plan. The Company is allowed to raise prices on certain enhanced products such as caller ID and call forwarding.

     During the second quarter of 1997 the FCC issued decisions that are intended to implement provisions of the Telecommunications Act. Of significance were decisions that outlined changes in the structure of universal service support and in the framework that applies to certain interstate rates that are generally characterized as access-related charges. During the second and third quarters of 1997, a Federal appeals court issued a series of decisions reversing parts of an earlier FCC order that set out conditions governing the provision of interconnection services. These orders were appealed further and the U.S. Supreme Court on January 25, 1999 reinstated several portions of the FCC's order. The Company has not completed its analysis of the impact of the Supreme Court's action.

     Under the Telecommunications Act and a statewide proceeding, the New York State Public Service Commission ("NYSPSC") is considering the prices that local exchange companies in New York may charge for "unbundled" service elements such as links (the wire from the switch to the customer premise), ports (the portion of the switch that terminates the link) and switch usage features. The Company is actively participating in this proceeding and expects the NYSPSC to issue one or more decisions on service elements in 1999. The NYSPSC has issued a Notice Inviting Comments in which it has proposed to make further changes in pricing under the Open Market Plan. These pricing changes could reduce some prices to competitors for network elements and other offerings, but could also reduce the amount paid by the Company for reciprocal compensation. The issues being addressed by the NYSPSC have been under consideration since 1995. The Company cannot predict the ultimate impact of any NYSPSC action in this proceeding.

     Management believes there continues to be significant market and business opportunities, as well as uncertainties, associated with the Company's Open Market Plan.

     There can be no assurance that the changing regulatory environment will positively impact the Company.

Dividend Policy

     The Open Market Plan prohibits the payment of dividends by the Company to Frontier if (i) the Company's senior debt has been downgraded to "BBB" by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies, or is placed on credit watch for such a downgrade, or (ii) certain service quality measures fall below minimum levels stipulated in the Open Market Plan. Dividend payments to Frontier also require that the Company's directors certify that such dividends will not impair the Company's service quality or its ability to finance its short and long-term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

     In 1996, the Company failed to achieve the service quality levels required by the Open Market Plan. FTR requested a waiver, but was denied. The NYSPSC's ruling resulted in a restriction on the flow of dividends from the Company to Frontier. On October 22, 1997, the NYSPSC adopted an order requiring the Company to issue refunds of approximately $0.9 million, $2.60 per customer. Reserves sufficient to cover the refund were established in 1996.
These refunds have been issued.

  On October 15, 1998, the NYSPSC approved a proposal by the Company for revision of its service incentive plan that:

 -required a rebate of $8.00 per customer to resolve all service penalties for 1997 and 1998, such rebates have been issued, -established a rebate/client program for missed appointments, and -increased the amounts at risk for the period 1999-2001 should the Company fail to meet service levels.

      In 1998, the Company completed commitments to the NYSPSC to increase its capital expenditures to a minimum of $80.0 million and added employees in service-affecting areas.

     The temporary restriction of dividend payments to Frontier will remain in place until the NYSPSC is satisfied that the Company's service levels demonstrate that the Company has rectified the service deficiency. Cash restricted for dividend payments by the Company as of December 31, 1998 was approximately $53.0 million.

Note 12:   Related Party Transactions

     The advances to (from) affiliate balances of $11.9 million, $11.4 million and ($3.8) million at December 31, 1998, 1997 and 1996, respectively, represent funds advanced to (from) Frontier by the Company. Accounts payable to affiliates at December 31, 1998, 1997 and 1996 includes $1.3 million, $1.5 million and $15.4 million, respectively, due to Frontier. Accounts receivable from affiliates includes $0.5 million at December 31, 1998, $1.6 million at December 31, 1997 and $0.6 million at December 31, 1996, due from Frontier.

     The Company paid $10.8 million in 1998, $11.1 million in 1997 and $12.2 million in 1996 to Frontier for allocated corporate charges primarily for executive, legal, human resources and financial assistance, as well as rent for space occupied at Frontier Center. The Company also paid
$19.5 million , $18.5 million and $16.5 million to an affiliate, Frontier Information Technologies for data processing services and support during 1998, 1997 and 1996, respectively. Other services purchased from affiliates include supplies, materials management, telemarketing, long distance, cellular and paging services. These services amounted to $20.0 million, $15.6 million and $16.6 million during 1998, 1997 and 1996, respectively.

     In addition, the Company provides to its affiliates, Frontier Communications International and Frontier
Communications of Rochester, billing and collection services, operator services, and business office support services. The Company also provides administrative support services for other regulated telephone company affiliates.
The total of all these services amounted to $8.1 million, $9.6 million and $9.1 million during 1998, 1997 and 1996, respectively.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None.


                            PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                Omitted pursuant to General Instruction I.

ITEM 11.   EXECUTIVE COMPENSATION

                Omitted pursuant to General Instruction I.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                Omitted pursuant to General Instruction I.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Omitted pursuant to General Instruction I.

                             PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   (1)  Index to Financial Statements
                                                         Page
           Report of Independent Accountants              17
           Business Segment Information                   18
           Statements of Income                           19
           Balance Sheets                                 20
           Statements of Shareholder's Equity             21
           Statements of Cash Flows                       22
           Notes to Financial Statements               23-34


      (2) Financial Statement Schedule for the years ended December 31, 1998, 1997 and 1996:

           Report of Independent Accountants on Financial
           Statement Schedule

           Schedule II - Valuation and Qualifying Accounts and Reserves


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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during or subsequent to the quarter ended December 31, 1998.

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

              FRONTIER TELEPHONE OF ROCHESTER, INC.
                          (Registrant)

                   By:  /s/Martin Mucci
                        --------------------------------
                           Martin Mucci, Chairman
                           Date:    March 22, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Title
     ---------                          -----

/s/Martin Mucci                    Chairman of the Board and Director
--------------------------
Martin Mucci
March 22, 1999

/s/Michael T. Carr                 Vice President and Treasurer
--------------------------         (principal financial and accounting
Michael T. Carr                     officer)
March 22, 1999

     *                                                 Director
Harlan D. Calkins
March 22, 1999

     *                                                 Director
Katherine T. Clark
March 22, 1999

     *                                                 Director
Maurice F. Holmes
March 22, 1999

     *                                                 Director
Thomas H. Jackson
March 22, 1999

     *                                                 Director
Robert Johnson
March 22, 1999

     *                                                 Director
Richard P. Miller, Jr.
March 22, 1999

     *                                                 Director
Christine B. Whitman
March 22, 1999


*By: /s/Martin Mucci
    --------------------------         Manually signed powers of
        Martin Mucci                   attorney for each Director
                                       Attorney-in-Fact are
                                       attached hereto and filed
                                       herewith pursuant to
                                       Regulation S-K Item 601-
                                       (b)24 as Exhibit 24.

            FRONTIER TELEPHONE OF ROCHESTER, INC.
                        EXHIBIT INDEX

Exhibit
Number  Exhibit Description             Reference
------  --------------------------      --------------
3.1     Certificate of                  Incorporated by reference
        Incorporation dated             to Exhibit 3-1 to Form 10-K for
        December 8, 1994                the year ended December 31,
                                        1995

3.2     Certificate of Amendment        Incorporated by reference to
        to Certificate of               Exhibit 3-2 to Form 10-K for
        Incorporation dated             the year ended December 31,
        December 20, 1994               1995

3.3     By-Laws                         Filed herewith

4.1     Copy of Credit Agreement        Incorporated by reference to
        between the Company and         Exhibit 4-1 to Form 10-K for
        Chase Manhattan Bank, N.A.      the year ended December 31,
        dated December 19, 1994         1995
        and adopted January 1, 1995

4.2     Copy of Indenture between       Incorporated by reference to
        the Company and Chemical        Exhibit 4-2 to Form 10-K for
        Bank, as Trustee, dated         the year ended December 31,
        March 14, 1995                  1995

10.1    Copy of the Restated            Incorporated by reference
        Supplemental Management         to Exhibit 10-12 to Frontier
        Pension Plan                    Corporation's Form 10-K for the
                                        year ended December 31, 1996

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

10.9    Amendment No. 1 to the          Incorporated by reference to Exhibit
        Supplemental Management Pension 10.21 to Frontier Corporation's
        Plan                            Form 10-K for the year ended
                                        December 31, 1997

10.10   1998 Executive Compensation     Incorporated by reference to Exhibit
        Plan                            10.19 to Frontier Corporation's
                                        Form 10-K for the year ended
                                        December 31, 1998

10.11   Amendment No. 2 to the          Incorporated by reference to Exhibit
        Management Stock Incentive Plan 10.20 to Frontier Corporation's
                                        Form 10-K for the year ended
                                        December 31, 1998

10.11   Amendment No. 3 to the          Incorporated by reference to Exhibit
        Management Stock Incentive Plan 10.21 to Frontier Corporation's
                                        Form 10-K for the year ended
                                        December 31, 1998


10.12   Amendment No. 2 to the          Incorporated by reference to Exhibit
        Supplemental Management Pension 10.23 to Frontier Corporation's
        Plan                            Form 10-K for the year ended
                                        December 31, 1998

23      Consent of Independent          Filed herewith
        Accountants

24      Powers of Attorney for a        Filed herewith
        majority of Directors naming
        Martin Mucci attorney-in-fact

27      Financial Data Schedule         Filed herewith

              REPORT OF INDEPENDENT ACCOUNTANTS

               ON FINANCIAL STATEMENT SCHEDULE



To the Shareholder of
Frontier Telephone of Rochester, Inc.


Our audits of the financial statements referred to in our report dated January 25, 1999 also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, based on our audits, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.


/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP

Rochester, New York
January 25, 1999

FRONTIER TELEPHONE OF ROCHESTER, INC.
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
     RESERVES FOR THE YEAR ENDED DECEMBER 31, 1998
     (Table 1 of 3)

In thousand of dollars
                                      Additions
                                ----------------------
                    Balance at  Charged to  Charged to
                    beginning   costs and      other                       Balance at
    Description     of year     expenses    accounts (1)   Deductions (2)  end of year
--------------------------------------------------------------------------------------
Reserve for
uncollectible
accounts             $2,646      $3,983      $4,711           $6,258         $5,082
                    ===================================================================

(1) Primarily recoveries of uncollectible accounts.

(2) Amounts written off against reserve.



FRONTIER TELEPHONE OF ROCHESTER, INC.
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
     RESERVES FOR THE YEAR ENDED DECEMBER 31, 1997
     (Table 2 of 3)

In thousand of dollars
                                      Additions
                                ----------------------
                    Balance at  Charged to  Charged to
                    beginning   costs and      other                       Balance at
    Description     of year     expenses    accounts (1)   Deductions (2)  end of year
--------------------------------------------------------------------------------------
Reserve for
uncollectible
accounts             $1,501      $4,087      $5,542           $8,484         $2,646
                     =================================================================

(1) Primarily recoveries of uncollectible accounts.

(2) Amounts written off against reserve.


FRONTIER TELEPHONE OF ROCHESTER, INC.
     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND
     RESERVES FOR THE YEAR ENDED DECEMBER 31, 1996
     (Table 3 of 3)

In thousand of dollars
                                      Additions
                                ----------------------
                    Balance at  Charged to  Charged to
                    beginning   costs and      other                       Balance at
    Description     of year     expenses    accounts (1)   Deductions (2)  end of year
--------------------------------------------------------------------------------------
Reserve for
uncollectible
accounts             $1,421      $2,825      $4,919           $7,664         $1,501
                     ==============================================================

(1) Primarily recoveries of uncollectible accounts.

(2) Amounts written off against reserve.