Form 10-Q
period 1999-03-31
FRONTIER TELEPHONE OF ROCHESTER INC
filed 1999-05-13
CIK 936105

                        United States
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999

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

No Par, No Stated Value Common Stock:   772 shares outstanding
                                         as of April 30, 1999

The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

            FRONTIER TELEPHONE OF ROCHESTER, INC.

                          Form 10-Q
                            Index


                                                                 Page Number
Part I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

          Business Segment Information for the three months ended
          March 31, 1999 and 1998                                     3

          Statements of Income for the three months ended
          March 31, 1999 and 1998                                     4

          Balance Sheets as of March 31, 1999 and
          December 31, 1998                                           5

          Statements of Cash Flows for the three months ended
          March 31, 1999 and 1998                                     6


          Notes to Financial Statements                             7-8

   Item 2.     Management's Discussion of the Results of
               Operations and Analysis of Financial Condition      9-15

Part II.            OTHER INFORMATION

   Item 1.     Legal Proceedings                                     15

   Item 5.     Employees and Labor Relations                         16

   Item 6.     Exhibits and Reports on Form 8-K                      16

   Signature                                                         17

   Index to Exhibits                                                 18


            FRONTIER TELEPHONE OF ROCHESTER, INC.
                Business Segment Information
                         (Unaudited)

                             3 Months Ended March 31,
In thousands of dollars            1999          1998
-----------------------------------------------------
Local Services:
Revenue                       $  75,815     $  73,934
Costs and Expenses               45,075        41,724
Depreciation and Amortization    15,285        14,342
-----------------------------------------------------
Operating Income              $  15,455     $  17,868
Total Assets                  $ 510,653     $ 493,345
-----------------------------------------------------
Directory Services:
Revenue                       $  10,023     $   9,357
Costs and Expenses                4,063         3,910
-----------------------------------------------------
Operating Income              $   5,960     $   5,447
Total Assets                  $  12,164     $  11,453
-----------------------------------------------------
Consolidated
Revenue                       $  85,838     $  83,291

Costs and Expenses               49,138        45,634
Depreciation and Amortization    15,285        14,342
-----------------------------------------------------
Operating Income              $  21,415     $  23,315
Total Assets                  $ 522,817     $ 504,798
=====================================================
See accompanying Notes to Financial Statements.


              FRONTIER TELEPHONE OF ROCHESTER, INC.
                      Statements of Income
                           (Unaudited)

                                            3 Months Ended March 31,
In thousands of dollars                       1999               1998
---------------------------------------------------------------------
Revenues                                   $85,838            $83,291
---------------------------------------------------------------------
Costs and Expenses
Operating expenses                          43,341             39,724
Depreciation and amortization               15,285             14,342
Taxes other than income taxes                5,797              5,910
---------------------------------------------------------------------
       Total Costs and Expenses             64,423             59,976
---------------------------------------------------------------------
Operating Income                            21,415             23,315
Interest expense                               199                490
Other income                                   584                 12
---------------------------------------------------------------------
Income Before Taxes                         21,800             22,837
Income taxes                                 7,555              8,041
---------------------------------------------------------------------
Net Income                                 $14,245            $14,796
=====================================================================
See accompanying Notes to Financial Statements.


              FRONTIER TELEPHONE OF ROCHESTER, INC.
                         Balance Sheets
                                         March 31,   December 31,
                                              1999      1998
     In thousands of dollars           (Unaudited)
---------------------------------------------------------------
     ASSETS
     Current Assets
     Cash and cash equivalents            $ 52,022  $  53,103
     Accounts receivable, (less allowance for
      uncollectibles of $5,493 and $5,082,
      respectively)                         37,522     37,779
     Accounts receivable - affiliates        3,158      3,200
     Advances to affiliates                 19,874     11,933
     Materials and supplies                    402        336
     Prepaid directory                      10,445     14,200
     Other prepayments                       1,694      2,014
----------------------------------------------------------------
          Total Current Assets             125,117    122,565
----------------------------------------------------------------
     Property, plant and equipment, net    375,019    360,648
     Prepaid pension                        21,695     20,619
     Deferred and other assets                 986        966
----------------------------------------------------------------
          Total Assets                    $522,817   $504,798
================================================================
     LIABILITIES AND SHAREHOLDER'S EQUITY
     Current Liabilities
     Accounts payable                      $32,964    $36,457
     Accounts payable - affiliates          12,479      8,534
     Advance billings                        4,628      4,648
     Accrued taxes                          10,946      5,466
     Other liabilities                       4,448      7,003
-----------------------------------------------------------------
          Total Current Liabilities         65,465     62,108
-----------------------------------------------------------------
     Long-term debt                         40,000     40,000
     Deferred income taxes                  18,601     19,124
     Accrued postretirement
      benefits obligation                   30,318     29,287
     Other long-term liabilities             2,627      2,718
-----------------------------------------------------------------
          Total Liabilities                157,011    153,237
-----------------------------------------------------------------
     Shareholder's Equity
     Common stock, no par value and
      additional paid in capital;
      authorized 1,000 shares; 772
      shares issued in 1999 and 1998       232,165    232,165
     Retained earnings                     133,641    119,396
-----------------------------------------------------------------
      Total Shareholder's Equity           365,806    351,561
-----------------------------------------------------------------
        Total Liabilities and
         Shareholder's Equity             $522,817   $504,798
=================================================================
See accompanying Notes to Financial Statements.


                FRONTIER TELEPHONE OF ROCHESTER, INC.
                     Statements of Cash Flows
                            (Unaudited)
                                                3 Months Ended March 31,
In thousands of dollars                            1999             1998
------------------------------------------------------------------------
Operating Activities
Net income                                      $14,245          $14,796
------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation and amortization                 15,285           14,342
   Changes in operating assets and liabilities:
     Decrease in accounts receivable                299            5,854
     Increase in materials and supplies             (66)             (81)
     Decrease in prepaid directory                3,755            4,132
     Decrease in other prepayments                  320               58
     Increase in prepaid pension                 (1,076)            (731)
     (Increase) decrease in deferred
      and other assets                              (20)             178
     Increase in accounts payable                   452            1,973
     Decrease in advance billings                   (20)             (53)
     Increase in taxes accrued                    5,480            9,421
     Decrease in other liabilities               (2,555)          (2,435)
     Decrease in deferred income taxes             (523)            (789)
     Increase in postretirement
      benefits obligation                         1,031              946
     Decrease in other long-term liabilities        (91)            (153)
------------------------------------------------------------------------
      Total adjustments                          22,271           32,662
------------------------------------------------------------------------
 Net cash provided by operating activities       36,516           47,458
------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment  (29,656)         (17,088)
------------------------------------------------------------------------
 Net cash used in investing activities          (29,656)         (17,088)
------------------------------------------------------------------------
Financing Activities
Advances to affiliate                            (7,941)          (4,285)
------------------------------------------------------------------------
 Net cash used in financing activities           (7,941)          (4,285)
------------------------------------------------------------------------
Net Increase (decrease) in Cash and
 Cash Equivalents                                (1,081)          26,085
Cash and Cash Equivalents at Beginning
 of Period                                       53,103            2,406
------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period      $52,022          $28,491
========================================================================
See accompanying Notes to Financial Statements.

            Frontier Telephone of Rochester, Inc.
                Notes to Financial Statements
                         (Unaudited)

Note 1:  Accounting Policies

     The financial statements of Frontier Telephone of Rochester, Inc. ("FTR" or the "Company") (formerly Rochester Telephone Corp.), a wholly owned subsidiary of Frontier Corporation ("Frontier"), are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods.
These financial statements should be read in conjunction with the Annual Report of the Company on Form 10-K for the year ended December 31, 1998.

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

Note 2:   Long-Term Debt

     At March 31, 1999, the Company's total outstanding long-term debt amounted to $40.0 million of medium-term notes which mature in 2002.

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

     As a result of the temporary restriction on dividends discussed in Note 3, no dividends were paid during the three months ended March 31, 1999 or 1998. Due to this restriction, surplus cash is being invested in interest-bearing accounts.

     Actual interest paid was $1.5 million for each of the quarters ended March 31, 1999 and 1998. Interest costs associated with the construction of capital assets are capitalized. Total amounts capitalized for the first three months of 1999 and 1998 totaled $0.6 million and $0.3 million, respectively. During the first three months of 1999 and 1998, the Company paid income taxes of $1.2 million and received a refund of $1.3 million, respectively.

     ITEM 2 - MANAGEMENT'S DISCUSSION OF THE RESULTS OF
       OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

              Three Months Ended March 31, 1999

     The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward-looking in nature or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans," and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to: changes in the overall economy and the economy in Rochester, New York, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy, and the mix of products and services offered in the Company's markets. Any forward-looking statements in the March 31, 1999 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

DESCRIPTION OF BUSINESS

     Frontier Telephone of Rochester, Inc. ("FTR" or the "Company") (formerly Rochester Telephone Corp.) is a regulated independent telephone company that serves approximately 554,000 access lines in the greater Rochester, New York area. The Company was incorporated in December 1994 as a wholly owned subsidiary of Frontier Corporation. Frontier has served the Rochester market since 1920 and has evolved into a diversified national telecommunications firm. The Company is the primary provider of basic telephone services in the Rochester market and offers its customers a full complement of local telephone network services, access to long distance network services, directory, and other operator services. The Company also offers all of its network services for sale on a wholesale basis to other telecommunication service providers in the Rochester market.

RESULTS OF OPERATIONS

     Revenues for the quarter ended March 31, 1999 and 1998
were $85.8 million and $83.3 million, respectively.   This
3.1% quarter-to-date revenue growth is attributable to demand for dedicated circuits and enhanced features.

     Costs and expenses for the three months ended March 31, 1999 amounted to $64.4 million, an increase of $4.4 million or 7.4% over the same period in the prior year. This increase is attributable to service quality improvements, increased depreciation expense and an increase in customer service costs due to access line growth.

     Depreciation and amortization expense of $15.3 million for the quarter ended March 31, 1999 increased $0.9 million or 6.6%, primarily due to depreciation on capital additions related to telephone plant and equipment in service.

     Net income for the three month period ended March 31, 1999 was $14.2 million, a decrease of $0.6 million or 3.7% over the same period in 1998. The decrease in net income is due to the increase in operating expenses on a year over year basis.

Other Income Statement Items

     Interest expense was $0.2 million and $0.5 million for the three months ended March 31, 1999 and 1998, respectively, representing a decrease of $0.3 million or 59.4%. The decrease is primarily attributable to increased capitalized interest driven by larger capital expenditures.

     The effective income tax rate for the three months ended March 31, 1999 is 34.7%, as compared to 35.2% for the same period in the prior year. This decrease is primarily driven by tax exempt interest income earned on the investment of surplus cash as a result of the temporary dividend restriction as discussed on pages 13-14.

FINANCIAL CONDITION

Review of Cash Flow Activity

     Cash provided from operations for the first three months of 1999 decreased $10.9 million or 23.1% as compared to the same period in the prior year. The primary drivers of change in working capital on a year over year basis primarily consist of a smaller decrease in accounts receivable and a smaller increase in accrued taxes over the prior year quarter. The fluctuation in accounts receivable is due to the timing of receipt of payments. The reduced cash from taxes accrued is due to the tax exempt interest income earned on the investment of surplus cash as a result of the temporary dividend restriction.

     Cash used for investing activities was $29.7 million for the quarter ended March 31, 1999, an increase of $12.6 million or 73.6% over the same prior year period. This increase is driven by an increase in capital expenditures and is primarily due to technological advancements and expansion of the network to meet customer demand.

     Financing activities resulted in a cash outflow of $7.9 million during the first three months of 1999 as compared to $4.3 million the same period in 1998. No cash dividends were paid to Frontier Corporation during 1999 or 1998.

Debt

  At March 31, 1999, the Company's total outstanding long-term debt amounted to $40.0 million of medium-term notes which mature in 2002.

Debt Ratio and Interest Coverage

     The Company's debt ratio (total debt as a percent of total capitalization) decreased from 10.2% at December 31, 1998 to 9.9% at March 31, 1999. Pre-tax interest coverage was 28.6 times through the first quarter of 1999, as compared with 29.9 times for the first quarter of 1998.

Capital Spending

     Total gross expenditures for property, plant, and equipment in 1999 are anticipated to be in the $95 million to $100 million range. These expenditures are primarily attributable to technological advancements, expansion of the network to meet customer demand and service quality improvements. The Company anticipates financing its capital program through internally generated cash from operations.

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

     State of Readiness. The Company has developed plans to assess and remediate key internally-developed computer systems so they will be Year 2K compliant in advance of December 31, 1999 and has implemented those plans to a significant degree. The plans include both information technology ("IT") and non-IT compliance. The plans cover the review, and either modification or replacement where necessary, of portions of the Company's computer applications, telecommunications networks, telecommunications equipment and building facility equipment that directly connect the Company's business with customers, suppliers and service providers. Implementation of the plan began in 1996 and the Company believes that substantially all of its internally-developed IT systems are now compliant. Final assessments and remediation are expected to be substantially complete by midyear 1999, or shortly thereafter, leaving the remainder of 1999 for additional system testing, carrier interoperability testing and other remediation. These plans involve capital expenditures for new software and hardware, as well as costs to modify existing software. This will include replacement of individual end user equipment, such as personal computers that are not compliant. Initially, work with IT systems was given priority over work with non-IT systems, but the Company, in part through the staff of Frontier, is comprehensively reviewing its non-IT Year 2K readiness as well, including communications with third parties who supply or maintain non-IT systems or significant non-IT subsystems.

     The Company has given special attention to the Year 2K issues involved in its network, switches and billing systems, and will continue to dedicate significant resources to these areas as a priority. The Company has also increased its resources in areas in which assessment and remediation has not yet reached a point where management is satisfied with progress. To date, Year 2K readiness is progressing at a pace that is acceptable to management and management maintains continuous contact with the Year 2K team to receive progress reports and to address issues.

     Costs.   The Company has recently performed a detailed
update of Year 2K costs. Costs to date that are directly attributable to Year 2K issues are $8.8 million, and the Company now anticipates spending an additional $7.3 to $8.0 million during the remainder of 1999. This includes costs directly related to Year 2K assessment and remediation and the replacement of non-compliant systems and end user equipment, including acceleration of replacement of non-compliant systems and end user equipment due to Year 2K issues. A substantial portion of the total amount has been used for third party assistance in assessment and remediation. The source of these funds is cash generated from operations.
The Year 2K projects have not caused the Company to forego or defer, to any material degree, other critical IT projects.

     Risks.   The Company is engaged primarily in
telecommunications lines of business, and therefore connects directly and indirectly with thousands of other carriers, inside and outside the United States. These connections are made through switching offices of the Company and the other carriers. The switching offices were manufactured by and often maintained by third parties. While many other carriers have announced plans to engage independently in Year 2K assessment and remediation for their networks, there is a risk that some carriers (particularly smaller carriers and carriers outside the United States) will not address or resolve Year 2K issues, and that telecommunications may therefore be affected. If this were to occur, it is likely that the Company would be affected only to the same degree as the other carriers in the telecommunications industry. A Year 2K failure in the network of smaller carriers would not be likely to have a significant impact on telecommunications generally, or on the Company. However, addressing these risks to the telecommunications industry in general is
outside the Company's control.   In addition, the Company is
unable at this time to assess the degree to which the manufacturers of switches and similar equipment have completed their assessment and remediation of such equipment and its associated software with respect to any other carriers. Nevertheless, the Company has initiated an inquiry with its primary vendors and continues to engage in discussions related to Year 2K compliance with many of them. If the Company concludes that a manufacturer or other vendor is unable to complete remediation in time, the Company has the option of system or equipment replacement, an option that is also available to the Company with respect to its own systems and equipment. The Company has replaced some equipment and systems, and may continue to do so in appropriate circumstances.

     Another risk to the Company arises with respect to the timely completion of Year 2K remediation for the processing that occurs in the Company's IT and non-IT systems, including billing systems. If the Company or its vendors are unable to resolve such processing issues in a timely manner, it could pose independent risks to the Company's business that could be material. Accordingly, the Company has devoted resources it believes to be adequate to resolve all significant identified Year 2K issues in a timely manner, and has undertaken plans to make information available to customers and others related to its Year 2K activities. Consistent with the practice of other carriers, the Company generally has declined to provide Year 2K compliance warranties or other Year 2K-related contractual promises to customers or other persons. In addition, the Company is engaged in communications with third party equipment and software vendors and suppliers of services to verify their Year 2K readiness, and plans to engage in internetwork testing with other carriers during 1999. Since the Company's own Optronics NetworkSM, including the recently announced southeast expansion, is expected to be substantially deployed before December 31, 1999, the Company anticipates that the impact of other carriers who may experience business interruptions would be lessened, and such interruptions are not currently expected to have material adverse impacts on the Company.

    Contingency Plans.   The Company consistently monitors
the progress of its Year 2K program. The Company currently anticipates that it will resolve its Year 2K issues before the end of 1999, with the exception of any issues that involve other carriers or suppliers and that are outside of its control. During 1999, the Company will continue to monitor efforts undertaken through regulatory agencies
(including the NYSPSC) and industry groups to assure that Year 2K preparations are completed in a timely manner.

     Consistent with the activity of its parent company, Frontier, the Company is identifying areas in which contingency plans are or may be appropriate. Contingency planning does not mean that a facility or system will fail. It may be merited because of many different factors, including the inherent importance of a system or facility, the response or lack of response from a third party vendor, or the results of the Company's review and evaluation. The Company has determined to develop contingency plans related to the following local telephone areas: SS7 vendor arrangements, power availability, certain OSS and CARS operating systems, inbound call centers and internal telephone systems. Other plans may be developed for areas in which the Company is involved in the provision of integrated services. These plans will continue to be developed and tested throughout 1999 as necessary, and closely monitored by the Company's Internal Audit department and the Year 2K Executive Steering Committee.

     In all of these areas it is the potential impact of a failure more than the probability of a failure that has led the Company to identify it as an area for contingency planning. The costs of contingency planning are not expected to be material to the Company.

OTHER ITEMS

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

     During the second quarter of 1997 the FCC issued decisions that are intended to implement provisions of the Telecommunications Act. Of significance were decisions that outlined changes in the structure of universal service support and in the framework that applies to certain interstate rates that are generally characterized as access-related charges. During the second and third quarters of 1997, a Federal appeals court issued a series of decisions reversing parts of an earlier FCC order that set out conditions governing the provision of interconnection services. These orders were appealed further and the U.S. Supreme Court on January 25, 1999 reinstated several portions of the FCC's order. The FCC has recently initiated a rulemaking to adopt new rules in light of the Supreme Court decision.

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

Item 5.     Employees and Labor Relations

     As of March 31, 1999 the Company had 1,646 employees, of which 246 were management employees and 1,400 were clerical, service and craft workers. The Frontier Telephone of Rochester, Inc. Workers Association ("RTWA") represents 639 of such clerical and service workers and the Communications Workers of America, Local 1170 ("CWA Local") represents 746 craft and service workers. The union labor contracts are normally negotiated in three year cycles.

     Under the current three-year contract between the Company and the RTWA, effective August 10, 1997, bargaining unit employees will receive a 2.0% general increase on August 15, 1999. On August 16, 1998 they received a 2.0% general increase.

     On January 31, 1996, the CWA Local contract expired. The contract negotiations reached an impasse, and the Company implemented the terms of its final offer as of April 9, 1996. The CWA filed an unfair labor practice charge over this action. Members of the CWA Local eventually ratified a tentative agreement with the Company on April 29, 1997 which contained provisions that differed from the Company's final offer implemented at the time of impasse. The differences between the Company's final offer and the agreement that was subsequently reached and ratified by CWA Local membership were not material. This agreement provided several operational improvements and resulted in a more consistent alignment of benefits with the rest of Frontier. The CWA Local continued to appeal one issue with the National Labor Relations Board ("NLRB") related to the declaration of impasse. In October 1998, the administrative law judge found in favor of the Company. Presently, the Union and the government are appealing to the NLRB. The Company cannot predict the final outcome of this matter at the present time. Despite the appeal, the CWA Local and the Company reached a new three year agreement in December 1998 which is not scheduled to expire until January 2002.

Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibits - See Index to Exhibits

(b) Reports on Form 8-K filed during the quarter ended March 31, 1999:

       None

                          SIGNATURE

       Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            FRONTIER TELEPHONE OF ROCHESTER, INC.
            -------------------------------------------
                        (Registrant)







Dated: May 13, 1999     By:   /s/Michael T. Carr
                              --------------------------
                              Michael T. Carr
                              Vice President and Treasurer
                              (principal financial officer)

            FRONTIER TELEPHONE OF ROCHESTER, INC.
                      INDEX TO EXHIBITS


Exhibit No.              Description                        Reference
-----------------------------------------------------------------------

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

   3.3      Bylaws                                Incorporated by reference to
                                                  Exhibit 3.3 to Form 10-K for
                                                  the year ended December 31,
                                                  1998.

   4.1      Indenture between the Company         Incorporated by reference to
            and Chemical Bank, as Trustee         Exhibit 4.2 to Form 10-K for
            dated March 14, 1995, $80M            the year ended December 31,
            Medium Term Notes, 1995 Series        1995
            A and B

   4.2      Supplemental Indenture between        Filed herewith
            the Company and Chemical
            Bank, dated September 20, 1995
            $80M Medium Term Notes,
            1995 Series A and B

   27        Financial Data Schedule              Filed herewith