Form 10-Q
period 1999-06-30
FRONTIER TELEPHONE OF ROCHESTER INC
filed 1999-08-12
CIK 936105

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

No Par, No Stated Value Common Stock:   772 shares outstanding
                                        as of July 31, 1999

The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

            FRONTIER TELEPHONE OF ROCHESTER, INC.

                          Form 10-Q
                            Index


                                                               Page Number
Part I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

          Business Segment Information for the three
          and six months ended June 30, 1999 and 1998               3

          Statements of Income for the three and six months
          ended June 30, 1999 and 1998                              4

          Balance Sheets as of June 30, 1999 and
          December 31, 1998                                         5

          Statements of Cash Flows for the six months
          ended June 30, 1999 and 1998                              6

          Notes to Financial Statements                           7-8

   Item 2.     Management's Discussion of the Results of
               Operations and Analysis of Financial Condition    9-15

Part II.            OTHER INFORMATION

   Item 1.     Legal Proceedings                                   15

   Item 5.     Employees and Labor Relations                    15-16

   Item 6.     Exhibits and Reports on Form 8-K                    16

   Signature                                                       17

   Index to Exhibits                                               18


           FRONTIER TELEPHONE OF ROCHESTER, INC.
               Business Segment Information
                        (Unaudited)


                     3 Months Ended    6 Months Ended
In thousands               June 30,         June 30,
of dollars             1999    1998      1999    1998
-----------------------------------------------------
Local Services:
Revenue          $  76,937 $ 75,008  $152,752 $148,942
Costs and Expenses  42,944   40,991    88,019   82,715
Depreciation
 and Amortization   16,048   14,233    31,333   28,575
------------------------------------------------------
Operating Income $  17,945 $  19,784 $ 33,400 $ 37,652
Total Assets     $ 521,619 $ 461,833 $521,619 $461,833
======================================================
Directory Services:
Revenue          $   9,583 $   8,705 $ 19,606 $ 18,061
Costs and Expenses   4,129     3,753    8,192    7,663
------------------------------------------------------
Operating Income $   5,454 $   4,952 $ 11,414 $ 10,398
Total Assets     $   9,819 $   8,868 $  9,819 $  8,868
======================================================
Consolidated
Revenue          $  86,520 $  83,713 $172,358 $167,003
Costs and Expenses  47,073    44,744   96,211   90,378
Depreciation
 and Amortization   16,048    14,233   31,333   28,575
------------------------------------------------------
Operating Income $  23,399 $  24,736 $ 44,814 $ 48,050
Total Assets     $ 531,438 $ 470,701 $531,438 $470,701
======================================================
See accompanying Notes to Financial Statements.

              FRONTIER TELEPHONE OF ROCHESTER, INC.
                      Statements of Income
                           (Unaudited)


                        3 Months Ended June 30, 6 Months Ended June 30,
In thousands of dollars         1999       1998        1999        1998
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Revenue                      $86,520    $83,713    $172,358    $167,003
-----------------------------------------------------------------------
Costs and Expenses
Operating expenses            41,474     38,810      84,815      78,534
Depreciation and amortization 16,048     14,233      31,333      28,575
Taxes other than income taxes  5,599      5,934      11,396      11,844
-----------------------------------------------------------------------
  Total Costs and Expenses    63,121     58,977     127,544     118,953
-----------------------------------------------------------------------
Operating Income              23,399     24,736      44,814      48,050
Interest expense                   -        336         138         825
Other income                     532        644       1,055         656
-----------------------------------------------------------------------
Income Before Taxes           23,931     25,044      45,731      47,881
Income tax expense             8,482      8,624      16,037      16,665
=======================================================================
Net Income                   $15,449    $16,420     $29,694     $31,216
=======================================================================
See accompanying Notes to Financial Statements.


              FRONTIER TELEPHONE OF ROCHESTER, INC.
                         Balance Sheets

                                        June 30, December 31,
                                              1999       1998
      In thousands of dollars          (Unaudited)
     --------------------------------------------------------
     ASSETS
     Current Assets
     Cash and cash equivalents           $  53,570  $  53,103
     Accounts receivable, (less allowance
      for uncollectibles of $6,501
      and $5,493, respectively)             38,899     37,779
     Accounts receivable - affiliates        4,141      3,200
     Advances to affiliates                 13,452     11,933
     Materials and supplies                    467        336
     Prepaid directory                       8,320     14,200
     Other prepayments                         682      2,014
     --------------------------------------------------------
          Total Current Assets             119,531    122,565
     --------------------------------------------------------
     Property, plant and equipment, net    388,124    360,648
     Prepaid pension                        22,772     20,619
     Deferred and other assets               1,011        966
     --------------------------------------------------------
          Total Assets                    $531,438   $504,798
     ========================================================
     LIABILITIES AND SHAREHOLDER'S EQUITY
     Current Liabilities
     Accounts payable                     $ 32,342   $ 36,457
     Accounts payable - affiliates          10,815      8,534
     Advance billings                        4,609      4,648
     Accrued taxes                           6,090      5,466
     Other liabilities                       4,204      7,003
     --------------------------------------------------------
         Total Current Liabilities          58,060     62,108
     --------------------------------------------------------
     Long-term debt                         40,000     40,000
     Deferred income taxes                  17,995     19,124
     Accrued postretirement
      benefits obligation                   31,523     29,287
     Other long-term liabilities             2,605      2,718
     --------------------------------------------------------
         Total Liabilities                 150,183    153,237
     --------------------------------------------------------
     Shareholder's Equity
     Common stock, no par value and
      additional paid in capital;
      authorized 1,000 shares; 772 shares
      issued in 1999 and 1998              232,165    232,165
     Retained earnings                     149,090    119,396
     --------------------------------------------------------
        Total Shareholder's Equity         381,255    351,561
     --------------------------------------------------------
          Total Liabilities and
          Shareholder's Equity            $531,438   $504,798
     ========================================================
     See accompanying Notes to Financial Statements.





               FRONTIER TELEPHONE OF ROCHESTER, INC.
                     Statements of Cash Flows
                            (Unaudited)

                                                 6 Months Ended June 30,
In thousands of dollars                            1999             1998
------------------------------------------------------------------------
Operating Activities
Net income                                      $29,694          $31,216
------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                 31,333           28,575
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable  (2,061)           3,093
      (Increase) decrease in materials
       and supplies                                (131)             264
     Decrease in prepaid directory                5,880            6,461
     Decrease in other prepayments                1,332              205
     Increase in prepaid pension                 (2,153)          (1,461)
     (Increase) decrease in deferred and
      other assets                                  (45)             180
     (Decrease) increase in accounts payable     (1,834)           7,369
     Decrease in advance billings                   (39)             (89)
     Increase in accrued taxes                      624            4,137
     Decrease in other liabilities               (2,799)          (2,579)
     Decrease in deferred income taxes           (1,129)          (1,641)
     Increase in accrued postretirement
       benefits obligation                        2,236            1,672
     (Decrease) increase in other
      long-term liabilities                        (113)             131
------------------------------------------------------------------------
      Total adjustments                          31,101           46,317
------------------------------------------------------------------------
 Net cash provided by operating activities       60,795           77,533
------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment  (58,809)         (39,405)
------------------------------------------------------------------------
 Net cash used in investing activities          (58,809)         (39,405)
------------------------------------------------------------------------
Financing Activities
Advances to affiliate                            (1,519)            (249)
------------------------------------------------------------------------
 Net cash used in financing activities           (1,519)            (249)
-------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents           467           37,879
Cash and Cash Equivalents at
 Beginning of Period                             53,103            2,406
-------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period      $53,570          $40,285
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

Note 2:   Long-Term Debt

     At June 30, 1999, the Company's total outstanding long-term debt amounted to $40.0 million of medium-term notes which mature in 2002.

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

     On October 15, 1998, the NYSPSC approved a proposal by the Company for revision of its service incentive plan that:

 -required a rebate of $8.00 per customer to resolve all service penalties for 1997 and 1998, which rebates have been issued,
 -established a rebate/client program for missed appointments,
  and
 -increased the amounts at risk for the period 1999-2001 should the Company fail to meet service levels.

      In 1998, the Company completed commitments to the NYSPSC to increase capital expenditures to a minimum of $80.0 million and add employees in service-affecting areas.

     The temporary restriction of dividend payments from the Company to Frontier will remain in place until the NYSPSC is satisfied that the Company's service levels demonstrate that the Company has rectified the service deficiency.

      On June 2, 1999, Moody's and S&P downgraded the Company's senior debt ratings from A1/AA- to Baa2/BBB, respectively. These ratings actions were a direct result of the announced merger between Frontier and Global Crossing Ltd. and did not reflect any change in the financial condition or creditworthiness of FTR. However, these actions triggered an additional dividend restriction for the Company until either the NYPSC approves the payment of dividends or the Company's senior debt rating rises above BBB (for S&P, or the equivalent for other rating agencies).

Note 4:   Cash Flows

     For purposes of the Statement of Cash Flows, the Company considers all highly-liquid investments with an original maturity of three months or less to be cash equivalents.

     As a result of the temporary restriction on dividends discussed in Note 3, no dividends were paid during the six month periods ended June 30, 1999 or 1998. Due to this restriction, surplus cash is being invested in interest-bearing accounts.

     Actual interest paid was $1.5 million for each of the six months ended June 30, 1999 and 1998, respectively.
Interest costs associated with the construction of capital assets are capitalized. Total amounts capitalized for the first six months of 1999 and 1998 totaled $1.4 million and $0.7 million, respectively. During the second quarter of 1999 and 1998, the Company paid income taxes of $17.2 million and $16.0 million, respectively.

     ITEM 2 - MANAGEMENT'S DISCUSSION OF THE RESULTS OF
       OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

      Three and Six Months Ended June 30, 1999 and 1998

     The matters discussed throughout this Form 10-Q, except for historical financial results contained herein, may be forward-looking in nature or "forward-looking statements." Actual results may differ materially from the forecasts or projections presented. Forward-looking statements are identified by such words as "expects," "anticipates," "believes," "intends," "plans," and variations of such words and similar expressions. The Company believes that its primary risk factors include, but are not limited to: changes in the overall economy and the economy in Rochester, New York, the nature and pace of technological change, the number and size of competitors in the Company's market, changes in law and regulatory policy, and the mix of products and services offered in the Company's markets. Any forward-looking statements in the June 30, 1999 Form 10-Q should be evaluated in light of these important risk factors. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

DESCRIPTION OF BUSINESS

     Frontier Telephone of Rochester, Inc. ("FTR" or the "Company") is a regulated independent telephone company that serves approximately 552,000 access lines in the greater Rochester, New York area. The Company was incorporated in December 1994 as a wholly owned subsidiary of Frontier Corporation. Frontier has served the Rochester market since 1920 and has evolved into a diversified national telecommunications firm. The Company is the primary provider of basic telephone services in the Rochester market and offers its customers a full complement of local telephone network services, access to long distance network services, directory, and other operator services. The Company also offers all of its network services for sale on a wholesale basis to other telecommunication service providers in the Rochester market.

RESULTS OF OPERATIONS

     Revenues for the three and six months ended June 30, 1999 were $86.5 million and $172.4 million, respectively, while revenues for the same periods in 1998 were $83.7 million and $167.0 million, respectively. This 3.2% year-to-date and 3.4% quarter-to-date revenue growth is primarily attributable to a growth in local access lines, increased demand for dedicated lines and higher directory advertising revenue.

     Costs and expenses for the three months ended June 30, 1999 amounted to $63.1 million while cost and expenses for the same period in 1998 were $59.0 million. On a year-to-date basis, costs and expenses were $127.5 million at June
30, 1999 as compared to $119.0 million at June 30, 1998.
This $8.6 million or 7.2% increase is attributable to increased depreciation expense and an increase in labor costs related to service improvement initiatives.


     Depreciation and amortization expense for the second quarter of 1999 increased $1.8 million or 12.8% over the comparable period in 1998. For the six months ended June 30, 1999 and 1998, depreciation and amortization expenses were $31.3 million and $28.6 million, respectively, an increase of $2.8 million or 9.7%. The increase is primarily due to capital additions to telephone plant and equipment in service.

     Net income for the three month period ended June 30, 1999 was $15.5 million, a decrease of $1.0 million or 5.9% over the same period in 1998. On a year-to-date basis, net income was $29.7 million, an decrease of $1.5 million or 4.9% over the comparable period in 1998. The decrease in net income for the three and six months ended June 30, 1999 is largely due to the increase of plant in service and headcount to meet customer demand and service quality improvements.

Other Income Statement Items

     Interest expense was zero and $0.3 million for the three months ended June 30, 1999 and 1998, respectively.
For the six months ended June 30, 1999, interest expense decreased $0.7 million from 1998. The decreases are primarily attributable to increased capitalized interest driven by larger capital expenditures.

     The effective income tax rate for the second quarter of 1999 is 35.4%, which is relatively consistent with the comparable period in 1998 of 34.4%; and 35.1% and 34.8% for the six months ended June 30, 1999 and June 30, 1998, respectively.

FINANCIAL CONDITION

Review of Cash Flow Activity

     Cash provided from operations for the first six months of 1999 decreased $16.7 million or 21.6% from the first six months of 1998. The primary drivers of the decrease in cash provided from operations include a decrease in accounts payable and an increase in prepaid pension expense and accounts receivable. The decrease in accounts payable is attributable to $3.0 million accrued at year end and paid in February 1999. Prepaid pension expense increased due to earnings on benefit assets and accounts receivable increased due to the timing of receipt of payments.

     Cash used for investing activities was $58.8 million for the six months ended June 30, 1999, an increase of $19.4 million or 49.2% over the same period in 1998. This increase is driven by an increase in capital expenditures primarily due to technological advancements and expansion of the network to meet customer demand.

     Financing activities resulted in a cash outflow of $1.5 million during the first six months of 1999 as compared to $0.3 million the same period in 1998. Financing activities increased due to additional payments of advances to affiliates. No cash dividends were paid to Frontier
Corporation during 1999 or 1998.

Debt

     At June 30, 1999, the Company's total outstanding long-term debt amounted to $40.0 million of medium-term notes which mature in 2002.

Debt Ratio and Interest Coverage

     The Company's debt ratio (total debt as a percent of total capitalization) decreased from 10.2% at December 31, 1998 to 9.5% at June 30, 1999. Pre-tax interest coverage was 29.7 times through the second quarter of 1999, as compared with 30.7 times for the same period in 1998.

Capital Spending

     Total gross expenditures for property, plant, and equipment in 1999 are anticipated to be in the $97 million to $103 million range. These expenditures are primarily attributable to technological advancements, expansion of the network to meet customer demand and service quality improvements. The Company anticipates financing its capital program through internally generated cash from operations.

Year 2000

     The Company's Year 2000 ("Year 2K") project is intended to address potential processing errors in computer programs that use two digits (rather than four) to define the applicable year. The Company's assessment of Year 2K issues is essentially complete. The Company addresses Year 2K issues in four areas:

     State of Readiness. The Company has developed plans to assess and remediate key internally-developed computer systems so they will be Year 2K compliant in advance of December 31, 1999 and has implemented those plans to a significant degree. The plans include both information technology ("IT") and non-IT compliance. The plans cover the review, and either modification or replacement where necessary, of portions of the Company's computer applications, telecommunications networks, telecommunications equipment and building facility equipment that directly connect the Company's business with customers, suppliers and service providers. Implementation of the plan began in 1996 and the Company believes that substantially all of its IT systems are now compliant. Final remediation is expected to be substantially complete during the third quarter.

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

     Costs.   The Company has recently performed a detailed
update of Year 2K costs. Costs to date that are directly attributable to Year 2K issues are $17.1 million, and the Company now anticipates spending an additional $3.9 million during the remainder of 1999. This includes costs directly related to Year 2K assessment and remediation and the replacement of non-compliant systems and end user equipment, including acceleration of replacement of non-compliant systems and end user equipment due to Year 2K issues. A substantial portion of the total amount has been used for third party assistance in assessment and remediation. The source of these funds is cash generated from operations.
The Year 2K projects have not caused the Company to forego or defer, to any material degree, other critical IT projects.

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

     Another risk to the Company arises with respect to the timely completion of Year 2K remediation for the processing that occurs in the Company's IT and non-IT systems, including billing systems. If the Company or its vendors are unable to resolve such processing issues in a timely manner, it could pose independent risks to the Company's business that could be material. Accordingly, the Company has devoted resources it believes to be adequate to resolve all significant identified Year 2K issues in a timely manner, and has undertaken plans to make information available to customers and others related to its Year 2K activities. Since Frontier's own Optronics NetworkSM, including the recently announced southeast expansion, is expected to be substantially deployed before December 31, 1999, the Company anticipates that the impact of other carriers who may experience business interruptions would be lessened, and such interruptions are not currently expected to have material adverse impacts on the Company.

    Contingency Plans.   The Company consistently monitors
the progress of its Year 2K program. The Company currently anticipates that it will resolve its Year 2K issues before the end of 1999, with the exception of any issues that involve other carriers or suppliers and that are outside of its control.

     Consistent with the activity of its parent company, Frontier, the Company has begun to develop contingency plans in a number of areas. Contingency planning does not mean that a facility or system will fail. It may be merited because of many different factors, including the inherent importance of a system or facility, the response or lack of response from a third party vendor, or the results of the Company's review and evaluation. The Company has determined to develop contingency plans related to the following local telephone areas: SS7 vendor arrangements, power availability, certain OSS and CARS operating systems, inbound call centers and internal telephone systems. Other plans may be developed for areas in which the Company is involved in the provision of integrated services. These plans will continue to be developed and tested throughout 1999 as necessary, and closely monitored by the Company's Internal Audit department and the Year 2K Executive Steering Committee.

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

     During the second quarter of 1997 the FCC issued decisions that are intended to implement provisions of the Telecommunications Act. Of significance were decisions that outlined changes in the structure of universal service support and in the framework that applies to certain interstate rates that are generally characterized as access-related charges. During the second and third quarters of 1997, a Federal appeals court issued a series of decisions reversing parts of an earlier FCC order that set out conditions governing the provision of interconnection services. These orders were appealed further and on January 25, 1999 the U.S. Supreme Court reinstated several portions of the FCC's order. The FCC has recently initiated a rulemaking to adopt new rules in light of the Supreme Court decision.

     Under the Telecommunications Act and a statewide proceeding, the New York State Public Service Commission ("NYSPSC") is considering the prices that local exchange companies in New York may charge for "unbundled" service elements such as links (the wire from the switch to the customer premise), ports (the portion of the switch that terminates the link) and switch usage features. The Company is actively participating in this proceeding and in a related proceeding examining reciprocal compensation payments. On July 22, 1999, the NYSPSC issued an order establishing prices for many of the Company's network elements. The issues being addressed by the NYSPSC have been under consideration since 1995. The Company cannot predict the ultimate impact of any NYSPSC action in these proceedings.

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

     On October 15, 1998, the NYSPSC approved a proposal by the Company for revision of its service incentive plan that:

 -required a rebate of $8.00 per customer to resolve all service penalties for 1997 and 1998, which rebates have been issued,
 -established a rebate/client program for missed appointments,
  and
 -increased the amounts at risk for the period 1999-2001 should the Company fail to meet service levels.

      In 1998, the Company completed commitments to the NYSPSC to increase capital expenditures to a minimum of $80.0 million and add employees in service-affecting areas.

     The temporary restriction of dividend payments from the Company to Frontier will remain in place until the NYSPSC is satisfied that the Company's service levels demonstrate that the Company has rectified the service deficiency.

   On June 2, 1999, Moody's and S&P downgraded the Company's senior debt ratings from A1/AA- to Baa2/BBB, respectively. These ratings actions were a direct result of the announced merger between Frontier and Global Crossing Ltd. and did not reflect any change in the financial condition or creditworthiness of FTR. However, these actions triggered an additional dividend restriction for the Company until either the NYPSC approves the payment of dividends or the Company's senior debt rating rises above BBB (for S&P, or the equivalent for other rating agencies).

Part II - Other Information

Item 1.     Legal Proceedings

     AT&T Communications of New York filed a complaint with the NYSPSC for reconsideration of the Open Market Plan on October 3, 1995. The complaint sought a change in the wholesale discount, a change in the minutes of use surcharge and also changes in a number of operational and support activities. Some of these issues are also being considered in other states in other unrelated local competition proceedings. On July 18, 1996, the NYSPSC increased the wholesale discount from 5.0% to 13.5% on a temporary basis, effective July 24, 1996. On November 27, 1996, the NYSPSC established permanent wholesale discounts, retroactive to July 24, 1996, of 17.0% for resellers using the Company's operator services and 19.6% for resellers providing their own operator services. In a statewide proceeding also examining New York Telephone Company's and the Company's wholesale prices, the NYSPSC is determining the prices applicable to the purchase of unbundled network elements such as subscriber loops, switch ports and transport and switching services. On July 22, 1999, the NYSPSC issued an order establishing prices for many of the Company's network elements. In related statewide proceedings, the NYSPSC is also examining possible changes in the prices and rate structure of intrastate access charges paid by long distance companies for the origination and termination of long distance calls and reciprocal compensation between carriers for local traffic. The Company cannot predict the final outcome of these matters at the present time.

Item 5.     Employees and Labor Relations

     As of June 30, 1999 the Company had 1,758 employees, of which 255 were management employees and 1,503 were clerical, service and craft workers. The Frontier Telephone of Rochester, Inc. Workers Association ("RTWA") represents 646 of such clerical and service workers and the Communications Workers of America, Local 1170 ("CWA Local") represents 840 craft and service workers. The union labor contracts are normally negotiated in three year cycles.

     Under the current three-year contract between the Company and the RTWA, effective August 10, 1997, bargaining unit employees will receive a 2.0% general increase on August 15, 1999. On August 16, 1998 they received a 2.0% general increase.

     On January 31, 1996, the CWA Local contract expired. The contract negotiations reached an impasse, and the Company implemented the terms of its final offer as of April 9, 1996. The CWA filed an unfair labor practice charge over this action. Members of the CWA Local eventually ratified a tentative agreement with the Company on April 29, 1997, which contained provisions that differed from the Company's final offer implemented at the time of impasse. The differences between the Company's final offer and the agreement that was subsequently reached and ratified by CWA Local membership were not material. This agreement provided several operational improvements and resulted in a more consistent alignment of benefits with the rest of Frontier. The CWA Local continued to appeal one issue with the National Labor Relations Board ("NLRB") related to the declaration of impasse. In October 1998, the administrative law judge found in favor of the Company. Presently, the Union and the government are appealing to the NLRB. The Company cannot predict the final outcome of this matter at the present time. Despite the appeal, the CWA Local and the Company reached a new three year agreement in December 1998 which is not scheduled to expire until January 2002.

Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibits - See Index to Exhibits

(b) Reports on Form 8-K filed during the quarter ended June 30, 1999:

       None

                          SIGNATURE

       Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



            FRONTIER TELEPHONE OF ROCHESTER, INC.
            -------------------------------------
                         (Registrant)







Dated: August 12, 1999   By: /s/Michael T. Carr
                             -------------------------------
                             Michael T. Carr
                             Vice President and Treasurer
                             (principal financial officer)

            FRONTIER TELEPHONE OF ROCHESTER, INC.
                      INDEX TO EXHIBITS


Exhibit No.              Description                Reference
--------------------------------------------------------------------------

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

   3.3      Bylaws                        Incorporated by reference to
                                          Exhibit 3.3 to Form 10-K for
                                          the year ended December 31, 1998.

   4.1      Indenture between the Company Incorporated by reference to and Chemical Bank, as Trustee Exhibit 4.2 to Form 10-K for
            dated March 14, 1995, $80M    the year ended December 31, 1995.
            Medium Term Notes, 1995
            Series A and B

   4.2      Supplemental Indenture between   Incorporated by reference to
            the Company and Chemical         Exhibit 4.2 to Form 10-Q
            Bank, dated September 20, 1995   for quarter ended March 31, 1999
            $80M Medium Term Notes,
            1995 Series A and B

   27        Financial Data Schedule               Filed herewith