Form 10-Q
period 1999-09-30
FRONTIER TELEPHONE OF ROCHESTER INC
filed 1999-11-12
CIK 936105

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

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

No Par, No Stated Value Common Stock: 772 shares outstanding as of October 31, 1999

The Registrant meets the conditions set forth in general instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

            FRONTIER TELEPHONE OF ROCHESTER, INC.

                          Form 10-Q
                            Index


                                                        Page Number
Part I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

          Business Segment Information for the three and
          nine months ended September 30, 1999 and 1998         3

          Statements of Income for the three and nine months
          ended September 30, 1999 and 1998                     4

          Balance Sheets as of September 30, 1999 and
          December 31, 1998                                     5

          Statements of Cash Flows for the nine months
          ended September 30, 1999 and 1998                     6

          Notes to Financial Statements                       7-8

Item 2.   Management's Discussion of the Results of Operations
          and Analysis of Financial Condition                9-15

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                    15

Item 5.   Employees and Labor Relations                     15-16

Item 6.   Exhibits and Reports on Form 8-K                     16

Signature                                                      17

Index to Exhibits                                              18

           FRONTIER TELEPHONE OF ROCHESTER, INC.
               Business Segment Information
                        (Unaudited)

                 3 Months Ended September 30, 9 Months Ended September 30,
In thousands of dollars          1999     1998      1999    1998
-----------------------------------------------------------------
Local Services:
Revenue                      $ 77,063 $ 76,404  $229,814 $225,345
Costs and Expenses             43,234   46,110   131,245  128,825
Depreciation and Amortization  16,434   13,219    47,768   41,794
-----------------------------------------------------------------
Operating Income             $ 17,395 $ 17,075  $ 50,801  $54,726
Total Assets                 $543,777 $468,050  $543,777 $468,050
=================================================================
Directory Services:
Revenue                      $  9,540 $  8,913  $ 29,147 $ 26,975
Costs and Expenses              4,435    3,843    12,628   11,506
-----------------------------------------------------------------
Operating Income             $  5,105 $  5,070  $ 16,519 $ 15,469
Total Assets                 $  5,161 $  4,618  $  5,161 $  4,618
=================================================================
Consolidated
Revenue                      $ 86,603 $ 85,317  $258,961 $252,320
Costs and Expenses             47,669   49,953   143,873  140,331
Depreciation and Amortization  16,434   13,219    47,768   41,794
-----------------------------------------------------------------
Operating Income             $ 22,500 $ 22,145  $ 67,320 $ 70,195
Total Assets                 $548,938 $472,668  $548,938 $472,668
=================================================================
See accompanying Notes to Financial Statements.

              FRONTIER TELEPHONE OF ROCHESTER, INC.
                      Statements of Income
                           (Unaudited)


                  3 Months Ended September 30,   9 Months Ended September 30,
In thousands of dollars       1999       1998        1999        1998
-----------------------------------------------------------------------
Revenue                      $86,603    $85,317    $258,961    $252,320
-----------------------------------------------------------------------
Costs and Expenses
Operating expenses            41,801     43,940     126,610     122,474
Depreciation and amortization 16,434     13,219      47,768      41,794
Taxes other than income taxes  5,868      6,013      17,263      17,857
-----------------------------------------------------------------------
  Total Costs and Expenses    64,103     63,172     191,641     182,125
-----------------------------------------------------------------------
Operating Income              22,500     22,145      67,320      70,195
Interest expense                   4        414         143       1,239
Other income                     632        154       1,688         810
-----------------------------------------------------------------------
Income Before Taxes           23,128     21,885      68,865      69,766
Income tax expense             7,895      7,033      23,932      23,698
-----------------------------------------------------------------------
Net Income                   $15,233    $14,852     $44,933     $46,068
=======================================================================
See accompanying Notes to Financial Statements.


              FRONTIER TELEPHONE OF ROCHESTER, INC.
                         Balance Sheets

                                               September 30,     December 31,
                                                       1999             1998
In thousands of dollars                          (Unaudited)
----------------------------------------------------------------------------
ASSETS
Current Assets
Cash and cash equivalents                         $  51,379        $  53,103
Accounts receivable, (less allowance for
  uncollectibles of $6,697 and $5,493,
  respectively)                                      39,708           37,779
Accounts receivable - affiliates                      9,275            3,200
Advances to affiliates                               21,261           11,933
Materials and supplies                                  573              336
Prepaid directory                                     4,341           14,200
Other prepayments                                     2,844            2,014
----------------------------------------------------------------------------
     Total Current Assets                           129,381          122,565
----------------------------------------------------------------------------
Property, plant and equipment, net                  393,738          360,648
Prepaid pension                                      24,467           20,619
Deferred and other assets                             1,352              966
----------------------------------------------------------------------------
     Total Assets                                  $548,938         $504,798
============================================================================
LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Accounts payable                                  $  32,518        $  36,457
Accounts payable - affiliates                        15,643            8,534
Advance billings                                      4,607            4,648
Accrued taxes                                         4,627            5,466
Other liabilities                                     1,644            7,003
----------------------------------------------------------------------------
     Total Current Liabilities                       59,039           62,108
----------------------------------------------------------------------------
Long-term debt                                       40,000           40,000
Deferred income taxes                                18,480           19,124
Accrued postretirement benefits obligation           32,201           29,287
Other long-term liabilities                           2,724            2,718
----------------------------------------------------------------------------
     Total Liabilities                              152,444          153,237
----------------------------------------------------------------------------
Shareholder's Equity
Common stock, no par value and additional paid
 in capital; authorized 1,000 shares;
 772 shares issued in 1999 and 1998                 232,165          232,165
Retained earnings                                   164,329          119,396
----------------------------------------------------------------------------
     Total Shareholder's Equity                     396,494          351,561
----------------------------------------------------------------------------
      Total Liabilities and Shareholder's Equity   $548,938         $504,798
============================================================================
See accompanying Notes to Financial Statements.



               FRONTIER TELEPHONE OF ROCHESTER, INC.
                     Statements of Cash Flows
                            (Unaudited)

                                                9 Months Ended September 30,
In thousands of dollars                                1999             1998
----------------------------------------------------------------------------
Operating Activities
Net income                                         $44,933          $46,068
---------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                     47,768           41,794
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable       (8,004)           4,479
   (Increase) decrease in materials and supplies      (237)             221
   Decrease in prepaid directory                     9,859           10,036
   Increase in other prepayments                      (830)          (1,491)
   Increase in prepaid pension                      (3,848           (2,192)
   (Increase) decrease in deferred and other assets   (386)             515
   Increase (decrease) in accounts payable           3,170           (1,279)
   Decrease in advance billings                        (41)            (141)
   (Decrease) increase in accrued taxes               (839)             493
   Decrease in other liabilities                    (5,359)          (5,026)
   Decrease in deferred income taxes                  (644)          (2,345)
   Increase in accrued postretirement
    benefits obligation                              2,914            2,631
   Increase in other long-term liabilities               6               42
---------------------------------------------------------------------------
          Total adjustments                         43,529           47,737
---------------------------------------------------------------------------
     Net cash provided by operating activities      88,462           93,805
---------------------------------------------------------------------------
Investing Activities
Expenditures for property, plant and equipment     (80,858)         (55,250)
---------------------------------------------------------------------------
     Net cash used in investing activities         (80,858)         (55,250)
---------------------------------------------------------------------------
Financing Activities
Advances to affiliate                               (9,328)          13,161
---------------------------------------------------------------------------
     Net cash (used in) provided by
     financing activities                           (9,328)          13,161
----------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents           (1,724)          51,716
Cash and Cash Equivalents at Beginning of Period     53,103           2,406
---------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period          $51,379         $54,122
===========================================================================
See accompanying Notes to Financial Statements.

            Frontier Telephone of Rochester, Inc.
                Notes to Financial Statements
                         (Unaudited)

Note 1:  Accounting Policies

     The financial statements of Frontier Telephone of Rochester, Inc. ("FTR" or the "Company") (formerly Rochester Telephone Corp.), a wholly owned subsidiary of Frontier Corporation ("Frontier"), a Global Crossing Company, are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. These financial statements should be read in conjunction with the audited financial statements included in the Annual Report of the Company on Form 10-K for the year ended December 31, 1998.

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

Note 2:   Long-Term Debt

     At September 30, 1999, the Company's total outstanding long-term debt amounted to $40.0 million of medium-term notes which mature in 2002.

Note 3:   Regulatory Matters

     The Open Market Plan prohibits the payment of dividends by the Company to Frontier if (i) the Company's senior debt is downgraded to "BBB" or lower by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies, or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividend payments to Frontier also require the Company's directors to certify that such dividends will not impair the Company's service quality or its ability to finance its short and long-term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

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

     As a result of the temporary restriction on dividends discussed in Note 3, no dividends were paid during the nine month periods ended September 30, 1999 or 1998. Due to this restriction, surplus cash is being invested in interest-bearing accounts.

     Actual interest paid was $3.1 million for each of the nine months ended September 30, 1999 and 1998. Interest costs associated with the construction of capital assets are capitalized. Total amounts capitalized for the first nine months of 1999 and 1998 totaled $2.2 million and $1.1 million, respectively. During the first nine months of 1999 and 1998, the Company paid income taxes of $24.9 million and $24.8 million, respectively.

     ITEM 2 - MANAGEMENT'S DISCUSSION OF THE RESULTS OF
       OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

   Three and Nine Months Ended September 30, 1999 and 1998

   The Company has included "foward-looking statements" throughout this quarterly report filed on Form 10-Q. These forward-looking statements describe management's intentions, beliefs, expectations or predictions for the future. The Company uses the words "believe," "anticipate," "expect," "intend" and similar expressions to identify forward-looking statements. Such forward-looking statements are subject to a number of risks, assumptions and uncertainties that could cause the Company's actual results to differ materially from those projected in such forward-looking statements. These risks, assumptions and uncertainties include the Company's ability to complete systems within currently estimated time frames and budgets, the Company's ability to compete effectively in a rapidly evolving and price competitive marketplace, changes in the nature of telecommunications regulation, changes in the Company's business strategy, and the impact of technological change. This list is only an example of some of the risks, uncertainties and assumptions that may affect the Company's forward-looking statements. The Company undertakes no obligation to update any forward-looking statements made by it. For additional disclosure regarding risk factors refer to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

DESCRIPTION OF BUSINESS

     Frontier Telephone of Rochester, Inc. ("FTR" or the "Company") is a regulated independent telephone company that serves approximately 550,561 access lines in the greater Rochester, New York area. The Company was incorporated in December 1994 as a wholly owned subsidiary of Frontier Corporation. Frontier has served the Rochester market since 1920 and has evolved into a diversified national telecommunications firm. On September 28, 1999 Frontier became a wholly-owned subsidiary of Global Crossing Ltd. FTR is the primary provider of basic telephone services in the Rochester market and offers its customers a full complement of local telephone network services, access to long distance network services, directory, and other operator services. The Company also offers all of its network services for sale on a wholesale basis to other telecommunication service providers in the Rochester market.

RESULTS OF OPERATIONS

     Revenues for the three and nine months ended September 30, 1999 were $86.6 million and $259.0 million, respectively, while revenues for the same periods in 1998 were $85.3 million and $252.3 million, respectively. This 2.6% year-to-date and 1.5% quarter-to-date revenue growth is primarily attributable to an increased demand for dedicated lines and higher directory advertising revenue.

     Costs and expenses for the three months ended September 30, 1999 amounted to $64.1 million while cost and expenses for the same period in 1998 were $63.2 million. On a year-to-date basis, costs and expenses were $191.6 million at September 30, 1999 as compared to $182.1 million at September 30, 1998. This $9.5 million year-to-date or 5.2% increase is attributable to increased depreciation expense and an increase in labor costs related to service improvement initiatives.

     Depreciation and amortization expense for the third quarter of 1999 increased $3.2 million or 24.3% over the comparable period in 1998. For the nine months ended September 30, 1999 and 1998, depreciation and amortization expenses were $47.8 million and $41.8 million, respectively, an increase of $6.0 million or 14.3%. The increase is primarily due to capital additions to telephone plant and equipment in service.

     Net income for the three month period ended September 30, 1999 was $15.2 million, an increase of $0.4 million or 2.6% over the same period in 1998. On a year-to-date basis, net income was $44.9 million, a decrease of $1.1 million or 2.5% over the comparable period in 1998. The decrease in net income for the nine months ended September 30, 1999 is largely due to increased depreciation expense and an increase in labor costs related to service improvement initiatives.

Other Income Statement Items

     Interest expense was zero and $0.4 million for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999, interest expense decreased $1.1 million from 1998. The decreases are primarily attributable to increased capitalized interest driven by larger capital expenditures.

     The effective income tax rate for the nine months ended
September 30, 1999 is 34.8%, which is relatively consistent with the comparable period in 1998 of 34.0%.

FINANCIAL CONDITION

Review of Cash Flow Activity

     Cash provided from operations for the first nine months of 1999 decreased $5.3 million or 5.7% from the first nine months of 1998. The primary drivers of the decrease in cash provided from operations include an increase in accounts receivable offset by an increase in accounts payable to affiliates. Accounts receivable increased due to the timing of receipt of payments. Accounts payable to affiliates increased due to increased activity particularly for long distance and internet services.

     Cash used for investing activities was $80.9 million for the nine months ended September 30, 1999, an increase of $25.6 million or 46.3% over the same period in 1998. This increase is driven by an increase in capital expenditures primarily due to technological advancements and expansion of the network to meet customer demand.

     Financing activities resulted in a cash outflow of $9.3 million during the first nine months of 1999 as compared to a cash inflow of $13.2 million the same period in 1998 due to lower advances to affiliates from the same period prior year. No cash dividends were paid to Frontier Corporation during 1999 or 1998.

Debt

     At September 30, 1999, the Company's total outstanding long-term debt amounted to $40.0 million of medium-term notes which mature in 2002.

Debt Ratio and Interest Coverage

     The Company's debt ratio (total debt as a percent of total capitalization) decreased from 10.2% at December 31, 1998 to 9.2% at September 30, 1999. Pre-tax interest coverage was 29.9 times through the third quarter of 1999, as compared with 30.4 times for the same period in 1998.

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

     State of Readiness. The Company has developed plans to assess and remediate key internally-developed computer systems so they will be Year 2K compliant in advance of December 31, 1999 and has implemented those plans to a significant degree. The plans include both information technology ("IT") and non-IT compliance. The plans cover the review, and either modification or replacement where necessary, of portions of the Company's computer applications, telecommunications networks, telecommunications equipment and building facility equipment that directly connect the Company's business with customers, suppliers and service providers. Implementation of the plan began in 1996 and the Company believes that substantially all of its IT systems are now compliant. Final remediation is substantially complete.

     The Company has given special attention to the Year 2K issues involved in its network, switches and billing systems, and will continue to dedicate significant precautionary resources to these areas.

     Costs.   The Company has recently performed a detailed
update of Year 2K costs. Costs to date that are directly attributable to Year 2K issues are $20.0 million, and the Company now anticipates spending an additional $1.4 million during the remainder of 1999. This includes costs directly related to Year 2K assessment and remediation and the replacement of non-compliant systems and end user equipment, including acceleration of replacement of non-compliant systems and end user equipment due to Year 2K issues. A substantial portion of the total amount has been used for third party assistance in assessment and remediation. The source of these funds is cash generated from operations.
The Year 2K projects have not caused the Company to forego or defer, to any material degree, other critical IT projects.

     Risks.   The Company is engaged primarily in
telecommunications lines of business, and therefore connects directly and indirectly with thousands of other carriers, inside and outside the United States. These connections are made through switching offices of the Company and the other carriers. The switching offices were manufactured by and often maintained by third parties. While many other carriers have announced plans to engage independently in Year 2K assessment and remediation for their networks, there is a risk that some carriers (particularly smaller carriers and carriers outside the United States) will not address or resolve Year 2K issues, and that telecommunications may therefore be affected. If this were to occur, it is likely that the Company would be affected only to the same degree as the other carriers in the telecommunications industry. A Year 2K failure in the network of smaller carriers would not be likely to have a significant impact on telecommunications generally, or on the Company. However, addressing these risks to the telecommunications industry in general is outside the Company's control. The Company has initiated an inquiry with its primary vendors and continues to engage in discussions related to Year 2K compliance with some. Its primary vendors have provided assurances that are believed reasonable by the Company. The Company has replaced some equipment and systems, and may continue to do so in appropriate circumstances.

      Contingency Plans.   The Company consistently
monitors the progress of its Year 2K program. The Company currently anticipates that it will resolve all its Year 2K issues before the end of 1999, with the exception of any issues that involve other carriers or suppliers and that are outside of its control.

     Consistent with the activity of its parent company Frontier, FTR has begun to develop contingency plans in a number of areas. Contingency planning does not mean that a facility or system will fail. It may be merited because of many different factors, including the inherent importance of a system or facility, the response or lack of response from a third party vendor, or the results of the Company's review and evaluation. The Company has determined to develop contingency plans that include the following local telephone areas: SS7 vendor arrangements, power availability, certain OSS and CARS operating systems, inbound call centers and internal telephone systems. Other plans may be developed for areas in which the Company is involved in the provision of integrated services. In all of these areas it is the potential impact of a failure more than the probability of a failure that has led the Company to identify it as an area for contingency planning. The costs of contingency planning are not expected to be material to the Company. These plans will be closely monitored by FTR's Internal Audit department and the Frontier Year 2K Executive Steering Committee.

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

    On August 25, 1999, the NYPSC issued a Notice Requesting Comments in which it invited comments on the Company's financial condition, earnings and service quality, competition in the Rochester market and the terms and conditions of the Open Market Plan. Settlement discussions in the proceeding are under way. Among the issues under negotiation is the Company's' petition for the NYPSC to reconsider a July 22, 1999 decision in which the NYPSC carried forward a number of Open Market Plan rates rather than applying the rate methodology specified in the Telecommunications Act of 1996.

     The Company cannot predict the ultimate impact of any NYSPSC action in these proceedings.

     Management believes there continues to be significant market and business opportunities, as well as uncertainties, associated with the Company's Open Market Plan. There can be no assurance that the changing regulatory environment will positively impact the Company.

Dividend Policy

     The Open Market Plan prohibits the payment of dividends by the Company to Frontier if (i) the Company's senior debt is downgraded to "BBB" or lower by Standard & Poor's ("S&P"), or the equivalent rating by other rating agencies, or is placed on credit watch for such a downgrade, or (ii) a service quality penalty is imposed under the Open Market Plan. Dividend payments to Frontier also require the Company's directors to certify that such dividends will not impair the Company's service quality or its ability to finance its short and long-term capital needs on reasonable terms while maintaining an S&P debt rating target of "A".

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

Item 5.     Employees and Labor Relations

     As of September 30, 1999 the Company had 1,748 employees, of which 272 were management employees and 1,476 were clerical, service and craft workers. The Rochester Telephone Workers Association ("RTWA") represents 641 of such clerical and service workers and the Communications Workers of America, Local 1170 ("CWA Local") represents 817 craft and service workers. The union labor contracts are normally negotiated in three year cycles.

     Under the current three-year contract between the Company and the RTWA, effective August 10, 1997, bargaining unit employees will receive a 2.0% general increase on August 15, 1999. On August 16, 1998, they received a 2.0% general increase.

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

Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibits - See Index to Exhibits

(b)  Reports on Form 8-K filed during and
     subsequent to the quarter ended September 30, 1999:

     SEC Filing Date          Item Nos.     Financial Statements
     -----------------------------------------------------------

     10/7/99                    4, 7                None

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



                    FRONTIER TELEPHONE OF ROCHESTER, INC.
                    -------------------------------------
                               (Registrant)







Dated: November 12, 1999  By:/s/Michael T. Carr
                             -----------------------------
                             Michael T. Carr
                             Vice President and Treasurer
                             (principal accounting officer)

                   FRONTIER TELEPHONE OF ROCHESTER, INC.

                      INDEX TO EXHIBITS


Exhibit No.              Description                  Reference
-------------------------------------------------------------------------

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

3.3       Certificate of Amendment to      Filed herewith
          Certificate of Incorporation

3.4       Bylaws                           Incorporated by reference to
                                           Exhibit 3.3 to Form 10-K for
                                           the year ended December 31, 1998.

4.1       Indenture between the Company    Incorporated by reference to
          and Chemical Bank, as Trustee    Exhibit 4.2 to Form 10-K for
          dated March 14, 1995, $80M       the year ended December 31,
          Medium Term Notes, 1995 Series   1995
          A and B

4.2       Supplemental Indenture between   Incorporated by reference to
          the Company and Chemical         Exhibit 4.2 to Form 10-Q for
          Bank, dated September 20, 1995   the quarter ended March 31,
          $80M Medium Term Notes,          1999
          1995 Series A and B

10.1      Restated Directors Common Stock  Filed herewith
          Deferred Growth Plan

10.2      Amendment No. 2 to Plan for the  Filed herewith
          Deferral of Directors Fees

27        Financial Data Schedule          Filed herewith